Form 10QSB
period 1998-09-30
PIERCE INTERNATIONAL DISCOVERY INC
filed 1999-02-12
CIK 854776

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D. C. 20549
                             FORM 10-QSB


(x ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1998


(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from         to

Commission File number  33-30743


                     PIERCE  INTERNATIONAL  DISCOVERY,  INC.
              (Exact name of registrant as specified in charter)

      Colorado                                       84-1121360
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                    Identification No.)

   6746  South  Revere  Parkway,  Ste 130,  Englewood, Colorado   80112
  (Address of principal executive offices)                      (Zip Code)


                            1- 303-792-0719
          Registrant's telephone number, including area code




(Former name, former address, and former fiscal year, if changed since last report.)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the
registrant was required to file such reports),  Yes [   ]  No [ x ]
and (2) has been subject to such filing requirements for the past 90 days.
Yes [x ]   No  [  ]


                APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

            Class                      Outstanding as of October 27, 1998
     Common  Stock, no par                    750,000,000



                                INDEX

                                                              Page
                                                              Number
PART I.

     ITEM 1.   Financial Statements (unaudited). . . . . . . 3

      Balance Sheets . . . . . . . . . . . . . . . . . . . .       4
         September 30, 1998 and June 30, 1998

      Statements of Operations
       For the three months  ended September 30, 1998 and 1997    .5
       and the period from April  19, 1989 to September 30, 1998



      Statement of Changes in Stockholders' Equity
      For the period from April 19, 1989  to  September 30, 1998    6

      Statements of Cash Flows
      For the three months ended September 30, 1998 and 1997        .7
      and the period from April 19, 1989
      to  September 30, 1998


      Notes to Financial Statements. . . . . . . . . . . . . 8

     ITEM 2.   Plan of Operations. . . . . . . . . . . . . .10


PART II
        Other Information . . . . . . . . . . . .. . . ..   11

                Signatures . . . . . . . . . . . . . . . . .12





                    PART I - FINANCIAL INFORMATION



                     ITEM 1. FINANCIAL STATEMENTS




The accompanying   balance sheets of Pierce International Discovery, Inc. (a
development stage company) at September 30, 1998 and June 30 1998, the statements of operations and the statements of cash flows for the three months ended September 30, 1998 and 1997 and the period from April
19, 1989 to September 30, 1998, and the statement of stockholders' equity for the period from April 19, 1989 to September 30, 1998, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 1998, are not necessarily indicative of the results that can be expected for the year ending December 31, 1998.





                 PIERCE INTERNATIONAL DISCOVERY, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                            BALANCE SHEETS
                 SEPTEMBER 30, 1998, AND JUNE 30, 1998



                                                   SEPTEMBER 30,    JUNE 30,
                                                       1998           1998
ASSETS

CURRENT ASSETS

 Cash                                             $      -     $        -
     Total Current Assets                                -              -

OTHER ASSETS

    Undeveloped mineral properties
                                                         -            4,000


                                                 $       -        $   4,000
LIABILITIES AND STOCKHOLDERS'
EQUITY

CURRENT LIABILITIES

 Accounts payable                                $   12,000       $   9,000
    Accounts payable - related parties                   -          216,680
          Total Current Liabilities
                                                     12,000         225,680



STOCKHOLDERS' EQUITY

    Preferred stock
         10,000,000 shares authorized, no par value, non out
                                                          -           -

 Common stock
        750,000,000 shares authorized, no par value,

       750,000,000  shares issued and outstanding at

September 30, 1998; 79,393,100 at June 30, 1998        1,255,142   1,039,962
   Accumulated deficit during development stage
                                                      (1,267,142) (1,261,642)




       Total Stockholder's Deficiency                   (12,000)   (221,680)


                                                     $    -        $ 4,000


  The accompanying notes are an integral part of these financial statements.




                   PIERCE INTERNATIONAL DISCOVERY, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                         STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
AND THE PERIOD FROM APRIL 19, 1989 (DATE OF INCEPTION) TO SEPTEMBER 30, 1998



                                 THREE MONTHS THREE MONTHS     APRIL 19, 1989
                                 SEPTEMBER 30 SEPTEMBER 30 (DATE OF  INCEPTION)
                                        1998      1997       TO SEPT 30, 1998


REVENUES                             $     -     $    -        51,016


EXPENSES                                 5,500   30,174     1,140,336

NET LOSS - before other income       $ (5,500)  $ (30,174) (1,089,320)

OTHER INCOME

    Net gain (loss) from transfer of
  assets for payment of liabilites          -   254,171     (177,822)

NET INCOME (LOSS)                      (5,500)  223,997   (1,267,142)




GAIN ( LOSS) PER COMMON SHARE

    Basic
      Loss before other income         $   -    $    -
      Other income (loss)                  -      .003
      Net income (loss)                $   -    $ .003



AVERAGE OUTSTANDING SHARES


    Basic                            750,000,000 79,393,100





The accompanying notes are an integral part of these financial statements.




                   PIERCE INTERNATIONAL DISCOVERY, INC.
                      (A DEVELOPMENT STAGE COMPANY)
              STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY
   PERIOD FROM APRIL 19, 1989 (DATE OF INCEPTION) TO SEPTEMBER 30, 1998



                                                  COMMON STOCK      ACCUMULATED
                                            SHARES          AMOUNT    DEFICIT

BALANCE APRIL 19, 1989 (date of inception)     -             -          -

Issuance of common shares for cash at $.002    -
related parties - April through  June 1989  28,250,000      43,375       -

Net operating loss from April 19,
to June 30, 1989                                -            -        (7,083)

Net operating loss for the year ended
June 30, 1990                                   -            -       (214,251)

Issuance of common shares for cash  ( net of
offering costs) at $.05 -  1991             4,117,120     168,938         -

Issuance of common shares for cash at $.03 -
    related parties - 1991                  3,963,333     118,900        -

Net operating loss for the year ended June
 30, 1991                                       -          -         (291,658)

Issuance of common shares for services at
    $.001 - 1992                            1,830,000      2,300         -

Issuance of common shares for payment of
    debt at $.012 - 1992                   17,398,836     216,958        -

Issuance of common shares for cash at $.015 -
     related parties - 1992                 5,328,811     82,251         -

Net operating loss for the year ended
June 30 ,1992                                  -           -        (123,793)

Net operating profit for the year
ended June 30, 1993                            -           -            2,116

Issuance of common shares for assets
at $.09 - related parties - recorded at    3,000,000    268,990         -
          predecessor cost  - 1994
Issuance of common shares for services
     at $.001 - related parties - 1994     9,000,000     9,000           -

Net operating loss for the
year ended June 30, 1994                     -            -          (85,805)

Issuance of common shares
for cash at $.05 - 1994                     2,000,000   100,000           -

Issuance of common shares for
services at $.006                          4,505,000     29,250            -

Net operating loss for the year
ended June 30, 1995                            -            -       (226,049)


BALANCE JUNE 30, 1995                     79,393,100   1,039,962    (946,523)








                   PIERCE INTERNATIONAL DISCOVERY, INC.
                      (A DEVELOPMENT STAGE COMPANY)
        STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY - continued
   PERIOD FROM APRIL 19, 1989 (DATE OF INCEPTION) TO SEPTEMBER 30, 1998



                                                    COMMON STOCK   ACCUMULATED
                                                  SHARES    AMOUNT  DEFICIT


Net operating loss for the year ended
June 30, 1996                                     -           -     (24,631)


BALANCE JUNE 30, 1996                         79,393,100   1,039,962 (971,154)


Net operating loss for the year
ended June 30, 1997                             -           -       (512,440)


BALANCE JUNE 30, 1997                         79,393,100   1,039,962 (1,483,594)

Net operating profit for the year
ended June 30, 1998                            -            -         221,952


BALANCE JUNE 30, 1998                         79,393,100   1,039,962 (1,261,642)

Issuance of common shares for payment of debt at
    $.0003 - related parties -
    August 28, 1998                           670,606,900    212,680      -

Contribution to capital
 - payment of expenses                             2,500         -

Net operating loss for the three months
   ended September 30, 1998                         -            -    (5,500)



 BALANCE SEPTEMBER 30, 1998               750,000,000  $ 1,255,142 $ (1,267,142)



The accompanying notes are an integral part of these financial statements.





                 PIERCE  INTERNATIONAL  DISCOVERY,  INC.
                      (A DEVELOPMENT STAGE COMPANY)
                         STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998  AND 1997
AND THE PERIOD FROM APRIL 19, 1989 (DATE OF INCEPTION) TO SEPTEMBER 30, 1998



                                                                 APRIL 19, 1989
                                THREE MONTHS   THREE MONTHS  (DATE OF INCEPTION)
                                SEPTEMBER 30,  SEPTEMBER 30, TO SEPTEMBER 30,
                                  1998            1997               1998

CASH FLOWS FROM
 OPERATING ACTIVITIES:

 Net  profit  (loss)           $    (5,500)     $ 223,997     (1,267,142)

 Adjustments to reconcile net loss to
  net cash provided by operating
  activities:

  Common shares issued for services     -           -             40,550
  Depreciation
                                        -           -             28,755
  (Profit)  loss  on transfer of
    assets  -                    (254,171)       177,821
  for payment of debt
  Changes  in accounts payable        5,500       (5,046)        252,394



   Net  used   in  operations         -           35,220      (767,622)

CASH FLOWS FROM INVESTING  ACTIVITIES:


 Proceeds from sale of assets          -          37,200        37,200

CASH FLOWS FROM FINANCING  ACTIVITIES:

Issuance of common shares for
 payment of debt                      -             -         216,958
 Proceeds from issuance of
 common stock                         -             -         513,464

 Net Increase (Decrease) in Cash      -           1,980          -

 Cash at Beginning of Period          -             65           -

 Cash at End of Period          $     -      $   2,045           -



 SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

 Issuance of 11,300 common shares for services - 1992 and 1994      $ 40,550

 Issuance of 3,000,000 common shares for assets - 1994              $ 268,990

 Issuance of 670,606,900 common shares for payment of debt - 1998   $212,680


The accompanying notes are an integral part of these financial statements.



                 PIERCE INTERNATIONAL DISCOVERY, INC.
                    (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS



1. ORGANIZATION

The Company was incorporated under the laws of the state of Colorado on April 19, 1989 with authorized common stock of 750,000,000 shares with no par value and preferred stock of 10,000,000 shares with no par value.

The Company has been engaged in the business of seeking mineral leases for potential development and had acquired interests in several mineral properties including leases in Colorado and mining properties in Mexico.

The leases in Colorado were acquired from related parties by the issuance of 3,000,000 common shares and a note payable for $3,600,000. In March 1997 the leases were returned to the former owner's, due to a default by the Company, with mutual releases of all claims, which resulted in a loss to the Company of $434,918.

After the acquisition of the Mexico properties the Company entered into a contract with other parties to provide funds to develop the properties. In 1996 the Company started a legal action resulting from a default in the terms of the development contract. In July 1997 the legal action was settled, and by mutual agreement the Mexico properties were transferred and all claims were released which resulted in a gain to the Company of $254,171.

The company has  become inactive since the transfer of its remaining assets.

Since inception the Company has been in the development stage.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes

At June 30, 1998, the Company had a net operating loss carry forward of $1,261,642. The tax benefit from the carry forward have been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The loss carryforward expires starting in the years 200 through 2013.




                 PIERCE INTERNATIONAL DISCOVERY, INC.
                    ( A DEVELOPMENT STAGE COMPANY)
              NOTES TO FINANCIAL STATEMENTS - CONTINUED



2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings (Loss) Per Share

Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding using the treasury stock method in accordance with FASB statement No. 128..

Financial Instruments

The carrying amounts of financial instruments, including undeveloped mineral properties and accounts payable, are considered by management to be their estimated fair values. These values are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

3.  RELATED PARTY TRANSACTIONS

The statement of changes in stockholder's equity shows a total of 750,000,000 shares of common stock issued and outstanding of which 715,012,623 shares were issued to related parties.

The officers and directors of the Company are involved in other business activities and they may, in the future, become involved in additional business ventures which also may require their attention. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has formulated no policy for the resolution of such conflicts.

4.  GOING CONCERN

The Company intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding which will enable the Company to operate in the future.

Management recognizes that, if it is unable to raise additional capital, it cannot conduct any operations in the future.




                     ITEM 2.   PLAN OF OPERATIONS



The Company's management intends to acquire interests in various business opportunities which, in the opinion of management, will provide a profit to the Company. Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding and long term financing, which will enable the Company to operate in the future. The Company's officers plan to pay any future expenses of the Company as short term loans until additional funding can be obtained.

Liquidity and Capital Resources

At September 30, 1998 the Company had no assets to pay its  liabilities.

Results of Operations

The Company has had no operations during this reporting period.











































                                                                   PART II -
OTHER INFORMATION





                  ITEM 2. CHANGES IN THE SECURITIES




On August 28, 1998 the registrant issued 670,606,900 common shares to related parties for payment of debt.




                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by following persons on behalf of the Registrant and in the capacities and on the dates indicated:


  PIERCE INTERNATIONAL DISCOVERY, INC.



Date:                                         By

                                      Pierce D. Parker, President and Director




Date:                             By

                                      Nancy A. Cooper, Secretary and Director