Form 10KSB
period 1998-06-30
PIERCE INTERNATIONAL DISCOVERY INC
filed 1999-02-23
CIK 854776

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D. C. 20549

                             FORM 10-KSB

(x ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 (FEE REQUIRED)
     For the fiscal year ended  June 30, 1998


(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
     For the transition period from             to


     Commission File number  33-30743


                  PIERCE  INTERNATIONAL  DISCOVERY, INC.
          (Exact name of registrant as specified in charter)

           Colorado                                84-1121360
State or other jurisdiction of incorporation   (I.R.S. Employer I.D. No.)
 or organization

      6746 South Revere Parkway ,  Ste 130, Englewood,  Colorado  80112
             (Address of principal executive offices)           (Zip Code)

Issuer's telephone number, including area code

                           1-303-792-0719

Securities registered pursuant to section 12 (b) of the Act:

Title of each class                              Name of each exchange on
                                                  which registered
       None                                             None

Securities registered pursuant to section 12 (g ) of the Act:
                  None
                        (Title of Class)

Check whether the Issuer (1 ) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 (1) Yes [   ]   No [x ]                      (2)  Yes [x ]    No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $       -0-

State the aggregate market value of the voting stock held by nonaffiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

At June 30, 1998, the aggregate market value of the voting stock held by nonaffiliates is undeterminable and is considered to be 0.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

                            Not applicable

              (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

As of October 27, 1998, the registrant had   750,000,000  shares of common
stock issued and outstanding.

                 DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the form 10- KSB (e.g., part I, part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424
(b) or (c) under the Securities Act of 1933: NONE




                          TABLE OF CONTENTS



PART I

                                                                       Page

ITEM 1. DESCRIPTION OF BUSINESS                                       4

ITEM 2. DESCRIPTION OF PROPERTIES                                     4

ITEM 3.  LEGAL PROCEEDINGS                                            4

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS             4

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS      5

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION     5

ITEM 7. FINANCIAL STATEMENTS                                          6

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
        AND FINANCIAL DISCLOSURE                                      6

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
        COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT            6

ITEM 10. EXECUTIVE COMPENSATION                                       8

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT                                             9

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS               10

PART IV

ITEM 13. EXHIBITS                                                     10


                    ITEM 1.  DESCRIPTION OF BUSINESS



HISTORY AND ORGANIZATION

The Company was incorporated under the laws of the state of Colorado on April 19, 1989 with authorized common stock of 750,000,000 shares with no par value and preferred stock of 10,000,000 shares with no par value.

The company has been engaged in the business of seeking mineral leases for potential development. During 1997 the company transferred its remaining assets in exchange for settlement of its liabilities and since that date has remained inactive. (See Item 3. Legal Proceedings)



                   ITEM 2.  DESCRIPTION OF PROPERTIES



The Company  does not maintain any office nor does it own any property



                       ITEM 3.  LEGAL PROCEEDINGS



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



     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS



No matters were submitted to a vote of shareholders of the Company during the fiscal year ended June 30, 1998.




    ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS



During the past three years there has been no established trading market for the company's common capital stock. Since its inception, the Company has not paid any dividends on its common stock, and the Company does not anticipate that it will pay dividends in the foreseeable future. At June 30, 1998, the Company had 72 shareholders.




   ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION



OVERVIEW

The Company was incorporated under the laws of the state of Colorado on April 19, 1989 with authorized common stock of 750,000,000 shares with no par value and preferred stock of 10,000,000 shares with no par value.

The Compnay has been engaged in the business of seeking mineral leases for potenetial development and had acquired interests in several mineral properties including leases in Colorado and mining properties in Mexico.

The leases in Colorado were acquired from related parties by the issuance of 3,000,000 common shares and a note payable for $3,600,000. In March 1997 the leases were returned to the parties, due to a default by the Company, with mutual releases of all claims, which resulted in a loss to the Company of $434,917.

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

The Company intends to take advantage of any reasonable business proposal presented which management believes will provide the Company and its stockholders with a viable business opportunity. The board of directors will make the final approval in determining whether to complete any acquisition, and unless required by applicable law, the articles of incorporation or bylaws or by contract, stockholders' approval will not be sought.

The investigation of specific business opportunities and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and will require the Company to incur substantial costs for payment of accountants, attorneys, and others. If a decision is made not to participate in or complete the acquisition of a specific business opportunity, the costs incurred in a related investigation will not be recoverable. Further, even if an agreement is reached for the participation in a specific business opportunity by way of investment or otherwise, the failure to consummate the particular transaction may result in the loss to the Company of all related costs incurred. In the past the board of directors has approved a resolution authorizing the Company to issue shares of its common stock as consideration for monies advanced or services rendered on behalf of the Company.

Currently, management is not able to determine the time or resources that will be necessary to complete the participation in or acquisition of any future business prospect.

Liquidity and Capital Resources

As of June 30, 1998, the Company had no assets to pay its liabilities.

Results of Operations

Since the Company ceased operations in 1997, its only activity to date involves the investigation of potential business opportunities.




                      ITEM 7.  FINANCIAL STATEMENTS



The financial statements of the Company are included following the signature page to this form 10-KSB.




        ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                   ACCOUNTING AND FINANCIAL DISCLOSURE



For the fiscal years ending after June 30, 1994 the registrant changed accountants. The former accountant was Doran W. Peck, 288 Clayton St, Ste 300, Denver, Colorado, 80206 and the present accountants are Andersen Andersen and Strong, 941 E 3300 S #202, Salt Lake City, Utah, 84106. The Company has had no disagreements with its former or present certified public accountants with respect to accounting practices or procedures in the financial statement disclosures.



    ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT



The following table sets forth as of June 30, 1998, the name, age, and position of each executive officer and director and the term of office of each director of the Company.



Name                 Age      Position            Director and/or Officer Since

Pierce D. Parker     71       President and Director         1997
Mark S. Cooper       38       Vice President and Director    1997
Nancy A.  Cooper     39       Secretary and Director         1997


Each director of the Company serves for a term of one year and until his successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders. Each officer serves, at the pleasure of the board of directors, for a term of one year and until his successor is elected at the annual meeting of the board of directors and is qualified.

Set forth below is certain biographical information regarding each of the Company's executive officers and directors.

Pierce D. Parker         Mr. Parker received a Phd degree in geology from the
                         University of Wisconsin in 1956 and has since been working as a geologist in the natural resources and industrial real estate areas

Mark S. Cooper           Mr Cooper received a Bachelors degree in communications
                         from the university of Miami in 1983 and has been working in the real estate field.

Nancy A. Cooper          Ms. Cooper received a bachelors degree in human
                         resources from the Colorado State university

Except as indicated below, to the knowledge of management, during the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of the Company:

(1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing;

(2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

       (I) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliate person, director or employee of any investment company, or engaging in or continuing any conduct or practice in connection with such activity;

       (ii)  engaging in any type of business practice; or

       (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

(4) was the subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

(5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

(6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgement in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

            COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Since the Company ceased operations in 1990, the Company knows of no person, who at any time during the subsequent fiscal years, was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the registrant registered pursuant to Section 12 ("Reporting Person"), that failed to file on a timely basis any reports required to be furnished pursuant to Section 16 (a). Based upon a review of Forms 3 and 4 furnished to the registrant under Rule 16a-3(d) during its most recent fiscal year, other than disclosed below, the registrant knows of no Reporting Person that failed to file the required reports during the most recent fiscal year or prior years.

The following table sets forth as of June 30, 1998, the name and position of each Reporting Person that failed to file on a timely basis any reports required pursuant to Section 16(a) during the most recent fiscal year or prior years.

Name                   Position                    Report to be Filed

Pierce D. Parker      President and Director             Form 3
Mark S. Cooper        Vice  President and Director       Form 3
Nancy A. Cooper       Secretary and  Director            Form 3





                    ITEM 10.  EXECUTIVE COMPENSATION



CASH COMPENSATION

There was no cash compensation paid to any director or executive officer of the Company during the fiscal years ended June 30, 1998, 1997, and 1996.

BONUSES AND DEFERRED COMPENSATION

None.

COMPENSATION PURSUANT TO PLANS

None.

PENSION TABLE
None.

OTHER COMPENSATION
None

COMPENSATION OF DIRECTORS
None.

TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENT

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person's employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person's responsibilities following a changing in control of the Company.




ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT



The following table sets forth as of June 30, 1998, the name and address and the number of shares of the Company's Common Stock, with no par value, held of record or beneficially by each person who held of record, or was known by the Company to own beneficially, more than 5% of the issued and outstanding shares of the Company's Common Stock, and the name and shareholdings of each director and of all officers and directors as a group.


                               NATURE OF       NUMBER OF
NAME OF PERSON OR GROUP        OWNERSHIP (1)  SHARES OWNED  PERCENT

Officers and Directors and
  Principal Shareholders:

Pierce D. Parker               Direct          21,838,820     27.5
Mark S. Cooper                 Direct          4,877,544       6.1
Nancy A. Cooper                Direct            707,000       8.9

All Officers and Directors
as a Group (3 persons)         Direct          27,423,364      42.5



           (1) All shares owned directly are owned beneficially and of record, and such shareholder has sole voting, investment, and dispositive power, unless otherwise noted.




        ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS




TRANSACTIONS WITH MANAGEMENT AND OTHERS

Except as indicated below, and for the periods indicated, there were no material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

INDEBTEDNESS OF MANAGEMENT

There were not material transactions, or series of similar transactions, since the beginning of the Company's last fiscal year, or any currently proposed transactions, or series of similar transactions, to which the Company was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than 5% of any class of the Company's common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

TRANSACTIONS WITH PROMOTERS

The Company was organized more than five years ago therefore transactions between the Company and its promoters or founders are not deemed to be material.



               ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K



(a) (1) FINANCIAL STATEMENTS. The following financial statements are included in this report:

Title of Document                              Page

Report of Andersen, Andersen & Strong,
Certified Public Accountants                   12

Balance Sheets as of June 30, 1998
and June 30, 1997                              13

Statements of Operations for years
ended June 30, 1998, 1997 and 1996             14
and the period from April 19, 1989
to June 30, 1998

Statements of Changes in Stockholders'
Equity for the period from April 19,
1989  to June 30, 1998                         15

Statements of Cash Flows for the
years ended June 30, 1998, 1997 and 1996       17
and the period from April 19, 1989 to
June 30, 1998

Notes to Financial Statements                  18

(a)(2) FINANCIAL STATEMENT SCHEDULES. The following financial statement schedules are included as part of this report:

None.

(a)(3) EXHIBITS. The following exhibits are included as part of this report by reference:

None.





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


               PIERCE INTERNATIONAL DISCOVERY, INC.

Date:                      By
                           Pierce D. Parker, President and Director

Date:                      By
                           Nancy A. Cooper, Secretary and Director







Board of Directors
Pierce International Discovery, Inc.
Salt Lake City, Utah

           REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheets of Pierce International Discovery ( a development stage company), Inc. at June 30, 1998, and June 30, 1997 and the statements of operations, stockholders' equity, and cash flows for the years ended June 30, 1998 , 1997, and 1996 and the period from April 19, 1989 (date of inception) to June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pierce International Discovery, Inc. at June 30, 1998, and June 30, 1997, and the results of operations, and cash flows for the years ended June 30, 1998, 1997 and 1996, and the period from April 19, 1989 (date of inception) to June 30, 1998, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The company has suffered recurring losses from operations since its inception and does not have sufficient assets to pay its liabilities, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Salt Lake City, Utah
October 26, 1998





                  PIERCE INTERNATIONAL DISCOVERY, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                             BALANCE SHEETS
                     JUNE 30, 1998, AND JUNE 30, 1997



                                             JUNE 30,         JUNE 30,
                                              1998             1997
ASSETS

CURRENT ASSETS

    Cash                                     $   -          $    65
     Total Current Assets                        -               65

OTHER ASSETS

    Undeveloped mineral properties
                                              4,000            382,829
                                            $ 4,000           $382,894



LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES

    Accounts payable                       $   9,000        $ 609,846
    Accounts payable - related parties       216,680          216,680
          Total Current Liabilities          225,680          826,526

STOCKHOLDERS' EQUITY

    Preferred stock
       10,000,000 shares authorized,
        no par value, non outstanding            -               -

    Common stock
    750,000,000 shares authorized, no par value,
    79,393,100  shares issued and outstanding
                                              1,039,962        1,039,962
    Accumulated deficit during development stage
                                             (1,261,642)      (1,483,594)

          Total Stockholder's Deficiency       (221,680)        (443,632)


                                              $   4,000         $ 382,894

  The accompanying notes are an integral part of these financial statements.






                   PIERCE INTERNATIONAL DISCOVERY, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                         STATEMENTS OF OPERATIONS
            FOR  THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996
 AND THE PERIOD FROM APRIL 19, 1989 (DATE OF INCEPTION) TO JUNE 30, 1998



                                                              APRIL 19, 1989
                                                           (DATE OF  INCEPTION)
                                  1998     1997     1996   TO JUNE 30, 1998


REVENUES                          $  -    $   -     $  -        51,016


EXPENSES                        32,219     77,522    24,631     1,134,836

NET LOSS - before other income$ (32,219)$ (77,522)  $ (24,631) (1,083,820)

OTHER INCOME

  Net gain (loss) from transfer of
  assets for payment of liabilites 254,171 (434,918)     -     (177,822)

NET INCOME (LOSS)                  221,952 (512,440) (24,631)  (1,261,642)




GAIN ( LOSS) PER COMMON SHARE

    Basic
      Loss before other income      $   -    $ -        $   -
      Other income (loss)             .003   (.006)         -
      Net income (loss)$              .003   $(.006)    $   -



AVERAGE OUTSTANDING SHARES


    Basic                           79,393,100  79,393,1007 9,393,100





The accompanying notes are an integral part of these financial statements.



                   PIERCE INTERNATIONAL DISCOVERY, INC.
                      (A DEVELOPMENT STAGE COMPANY)
              STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY
     PERIOD FROM APRIL 19, 1989 (DATE OF INCEPTION) TO JUNE 30, 1998



                                                  COMMON STOCK      ACCUMULATED
                                               SHARES     AMOUNT    DEFICIT

BALANCE APRIL 19, 1989 (date of inception)        -          -          -

Issuance of common shares for cash at $.002 -
     related parties - April through  June 1989  28,250,000 43,375      -

Net operating loss from April 19, to June 30, 1989     -          -   (7,083)

Net operating loss for the year ended June 30, 1990    -          -  (214,251)

Issuance of common shares for cash  ( net of
    offering costs) at $.05 -  1991               4,117,120  168,938      -

Issuance of common shares for cash at $.03 -
    related parties - 1991                        3,963,333  118,900       -

Net operating loss for the year ended June 30, 1991    -          -  (291,658)

Issuance of common shares for services at
    $.001 - 1992                                   1,830,000   2,300      -

Issuance of common shares for payment of
    debt at $.012 - 1992                          17,398,836  216,958     -

Issuance of common shares for cash at $.015 -
     related parties - 1992                        5,328,811   82,251     -

Net operating loss for the year ended June 30 ,1992    -          -  (123,793)

Net operating profit for the year ended June 30, 1993  -           -     2,116

Issuance of common shares for assets
     at $.09 - related parties - recorded        3,000,000     268,990    -
             at predecessor cost - 1994
Issuance of common shares for services
     at $.001 - related parties - 1994           9,000,000       9,000    -

Net operating loss for the year ended June 30, 1994    -            - (85,805)

Issuance of common shares for cash at $.05 - 1994 2,000,000     100,000    -

Issuance of common shares for services at $.006   4,505,000      29,250    -

Net operating loss for the year ended June 30, 1995    -            - (226,049)


BALANCE JUNE 30, 1995                            79,393,100  1,039,962(946,523)






                   PIERCE INTERNATIONAL DISCOVERY, INC.
                      (A DEVELOPMENT STAGE COMPANY)
        STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY - continued
     PERIOD FROM APRIL 19, 1989 (DATE OF INCEPTION) TO JUNE 30, 1998



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


                 PIERCE  INTERNATIONAL  DISCOVERY,  INC.
                      (A DEVELOPMENT STAGE COMPANY)
                         STATEMENT OF CASH FLOWS
             FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996
 AND THE PERIOD FROM APRIL 19, 1989 (DATE OF INCEPTION) TO JUNE 30, 1998



                                                               APRIL 19, 1989
                                                             (DATE OF INCEPTION)
                                                             TO JUNE 30, 1998
                         1998         1997            1996


CASH FLOWS FROM
 OPERATING ACTIVITIES:

 Net  profit  (loss)    $ 221,952  $  (512,440)     $ (24,631)  (1,261,642)

 Adjustments to reconcile net loss to
  net cash provided by operating
  activities:

Common shares issued
for services                 -           -                -       40,550
Depreciation
                             -         2,000           2,000      28,755
(Profit)  loss  on
transfer of assets      (254,171)     434,918             -      177,821
for payment of liabilities
Changes  in accounts
payable                   (5,046)      75,136         24,359      246,894



Net  used   in
 operations              (37,265)       (386)          1,728    (767,622)


CASH FLOWS FROM INVESTING  ACTIVITIES:

  Purchase of assets         -             -        (20,789)

 Proceeds from sale
   of assets               37,200         -           -         37,200


CASH FLOWS FROM FINANCING  ACTIVITIES:

Issuance of common
 shares for payment of debt   -            -        -           216,958
Proceeds from issuance of
common stock                  -            -         -           513,464

Net Increase
(Decrease) in Cash          (65)           (386)   (19,061)      -

Cash at Beginning of Period  65             451      19,512      -

Cash at End of Period    $    -       $     65    $     451      -


SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Issuance of 11,300 common shares for services - 1992 and 1994     $  40,550
     Issuance of 3,000,000 common shares for assets - 1994        $ 268,990

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

The leases in Colorado were acquired from related parties by the issuance of 3,000,000 common shares and a note payable for $3,600,000. In March 1997 the leases were returned to the parties, due to a default by the Company, with mutual releases of all claims, which resulted in a loss to the Company of $434,917.

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



                 PIERCE INTERNATIONAL DISCOVERY, INC.
                    (A DEVELOPMENT STAGE COMPANY)
              NOTES TO FINANCIAL STATEMENTS - CONTINUED



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

3.  RELATED PARTY TRANSACTIONS

The statement of changes in stockholder's equity shows a total of 79,393,100 shares of common stock issued and outstanding of which 44,405,723 shares were issued to related parties. See note 5 (subsequent events) for additional shares issued to related parties.

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












                 PIERCE INTERNATIONAL DISCOVERY, INC.
                    (A DEVELOPMENT STAGE COMPANY)
              NOTES TO FINANCIAL STATEMENTS - CONTINUED



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

5.  SUBSEQUENT EVENTS

On August 28, 1998 the Company issued 670,606,900 common shares as payment of debt due to related parties.