Form 10QSB
period 1998-12-31
PIERCE INTERNATIONAL DISCOVERY INC
filed 1999-12-16
CIK 854776

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

             Quarterly Report Under Section 13 or 15 (d)
                Of the Securities Exchange Act of 1934


            For Quarter Ended        December 31, 1998

        Commission File Number             33-30743


                   PIERCE INTERNATIONAL DISCOVERY, INC.
        (Exact name of registrant as specified in its charter)


              NEVADA                             84-1121360
     (State or other jurisdiction of            (IRS Employer
     incorporation or organization)             Identification No.)


                6975 SOUTH UNION PARK CENTER, STE 600
                           SALT LAKE CITY UT 84047
               (Address of principal executive offices)


Registrant's telephone number
including area code                                         (801) 256-9600


        6746 South Revere Parkway, Ste 130, Englewood CO 80112
             Former Address, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports)

                           Yes      No  X

and (2) has been subject to such filing requirements for the past 90 days.


                          Yes   X    No


                             26,003,008
                     (Number of shares of common
                       stock the registrant had
                 outstanding as of November 30, 1999)

                                INDEX

                                                                Page
PART I.                                                         Number

     ITEM 1.   Financial Statements (unaudited). . . . . . . . . . .3

               Balance Sheets-December 31, 1998 and June 30, 1998. .4

               Statement of Operations
               For the three and six months ended December 31, 1998 and 1997 and the period from April 19, 1989 to December 31, 19985

               Statement of Changes in Stockholder's Equity
               For the period from April 19, 1989 to December 31, 19986

               Statement of Cash Flows
               For the three and six months ended December 31, 1998 and 1997 and the period from April 19, 1989 to December 31, 19988

               Notes to the Financial Statements . . . . . . . . . .9

     ITEM 2.   Plan of Operations. . . . . . . . . . . . . . . . . 11

PART II.       Other Information . . . . . . . . . . . . . . . . . 12

               Signatures. . . . . . . . . . . . . . . . . . . . . 12



                                PART 1

ITEM 1 - FINANCIAL STATEMENTS

     The accompanying balance sheets of Pierce International Discovery, Inc. (a development stage company) at December 31, 1998 and June 30, 1998, the statements of operations and the statements of cash flows for the three and six months ended December 31, 1998 and 1997 and the period from April 19, 1989 to December 31, 1998, and the statement of stockholders' equity for the period from April 19, 1989 to December 31, 1998, have been prepared by the Company's management. They do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

     Operating results for the quarter ended December 31, 1998 are not necessarily indicative of the results that can be expected for the year ending June 30, 1999.

                 PIERCE INTERNATIONAL DISCOVERY, INC.
                    (a Development Stage Company)
                            Balance Sheets


                                ASSETS

                                          December 31,        June 30,
                                              1998              1998
                                               (unaudited)
CURRENT ASSETS

        Cash                          $      -           $         -

     Total Current Assets                    -                     -

OTHER ASSETS

Undeveloped mineral properties               -                  4,000

     Total Other Assets                      -                 4,000


     TOTAL ASSETS                     $      -        $        4,000


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts payable           $         12,725       $      9,000
     Taxes Payable                           -              216,680

     Total Current Liabilities           12,725             225,680


STOCKHOLDERS' EQUITY

     Preferred Stock, 10,000,000 shares authorized,
        no par value;                         -                -
     Common Stock 750,000,000 shares authorized,
     no par value; 750,000,000 and 79,393,100 shares
    issued and outstanding, respectively   1,255,142      1,039,962
     Accumulated deficit during development
      stage                                (1,267,867)     (1,261,642)

     Total Stockholders' Equity              (12,725)       (221,680)

     TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                          $          -       $       4,000


                 PIERCE INTERNATIONAL DISCOVERY, INC.
                    (a Development Stage Company)
                       Statements of Operations
                             (unaudited)

                                              From
                                             April 19,
                            For the Three    For the Six
                            1989, date of    Months Ended
                            Months Ended     inception to
                            December 31,     December 31,      December 31,
                           1998     1997     1998   1997            1998

REVENUE                  $  -    $    -     $   -    $   -          $51,016

EXPENSES                  725       2,045  6,225    32,219        1,141,061

NET LOSS-before
   other income        (725)       (2,045)   (6,225)  (32,219) 1,090,045)

OTHER INCOME-(loss)
   Net gain (loss) from transfer
   of assets for payment of
   liabilities           -          -       -        254,171      (177,822)

INCOME (LOSS)     $   (725)     $   (2,045) $(6,225) $  221,952  $(1,267,867)

Gain (Loss) Per
  Common Share

 Basic
   loss before other income        $ -       $ -      $ -      $      -

   Other income       -        -         -       .003
   Net income         -        -         -       .003


Average Outstanding
  Shares
   Basic      750,000,000   750,000.000    750,000,000     79,393,100


                 PIERCE INTERNATIONAL DISCOVERY, INC.
                    (A Development Stage Company)
             Statement of Changes in Stockholders' Equity
 Period from April 19, 1989 (date of inception) to December 31, 1998
                             (unaudited)

                                            Common Stock
                                                                  Accumulated
                                            Shares      Amount      Deficit

Balance April 19, 1989 (inception)    -           $      -            $-

Issuance of common shares per cash at $.002
related parties-April-June 1989             28,250,000  43,375          -

Net operating loss from April 19, to
   June 30, 1989                  -           -       (7,083)

Net operating loss for the year ended
 June 30, 1990                    -           -     (214,251)

Issuance of common shares for cash (net of offering
   costs) at $.05 -1991      4,117,120     168,938       -

Issuance of common shares for cash at $.03
  - related parties - 1991   3,963,333     118,900       -

Net operating loss for the year ended
 June 30, 1991                    -           -     (291,658)

Issuance of common shares for services at
 $.001 - 1992                1,830,000       2,300       -

Issuance of common shares for payment of debt
  at $.012 - 1992           17,398,836     216,958       -

Issuance of common shares for cash at $.015
  - related parties - 1992   5,328,811      82,251       -

Net operating loss for the year ended
  June 30, 1992                   -           -     (123,793)

Net operating profit for the year ended
 June 30, 1993                    -           -        2,116

Issuance of common shares for assets at $.09-related
  parties - recorded at predecessor cost - 1994   3,000,000    268,990      -

Issuance of common shares for services at $.001
  -related parties -  1994   9,000,000       9,000       -

Net operating loss for the year ended
 June 30, 1994                    -           -      (85,805)

Issuance of common shares for cash at $.05-19942,000,000       100,000      -

Issuance of common shares for services at $.006   4,505,000     29,250      -

Net operating loss for the year ended
  June 30, 1994                   -           -     (226,049)

Balance June 30, 1995       79,393,100   1,039,962  (946,523)


                 PIERCE INTERNATIONAL DISCOVERY, INC.
                    (A Development Stage Company)
             Statement of Changes in Stockholders' Equity
 Period from April 19, 1989 (date of inception) to December 31, 1998
                             (unaudited)

                                       Common Stock
                                                           Accumulated
                                      Shares      Amount   Deficit
Net operating loss for the year ended
   June 30, 1996                  -           -      (24,631)

Balance June 30, 1996       79,393,100   1,039,962  (971,154)

Net operating loss for the year ended
 June 30, 1997                    -           -     (512,440)

Balance June 30, 1997       79,393,100   1,039,962 (1,483,594)

Net operating profit for the year ended
 June 30, 1998                    -           -      221,952

Balance June 30, 1998       79,393,100   1,039,962 (1,261,642)

Issuance of common shares for payment of debt
at $.003 - related party -
 August 28, 1998           670,606,900     212,680     -

Contribution to capital -
payment of excess       -              2,500      -

Net operating loss for the period ended
 December 31, 1998                -           -       (6,225)

Balance December 31, 1998  750,000,000  $1,255,142 $(1,267,867)


                 PIERCE INTERNATIONAL DISCOVERY, INC.
                    (A Development Stage Company)
                       Statements of Cash Flows
  For the Three and Six months ended December 31, 1998 and 1997 and the Period from April 19, 1989 (inception) to December 31, 1998
                             (unaudited)
                                                                 From
                                                                 April 19,
                                                For the Three   For the Six
                                                1989, date of   Months Ended
                                                Months Ended    inception to
                                                December 31,   December 31,
                               December 31,
                                    1998        1997   1998    1997    1998

CASH FLOWS FROM
OPERATING ACTIVITIES
  Net Profit (loss)     $   (725) $ (2,045) $(6,225) $221,952       $(1,267,867)
  Adjustments to reconcile
  net loss to cash provided
  by operating activities
   Depreciation       -        -         -        -     28,755
   Common shares issued
       for services       -        -         -        -        40,550
   Profit (loss) on transfer of
   assets for payment of debt-     -        -        (254,171)  177,821
   Changes in accounts payable 725       -      6,225   (5,046)       253,119

   Net used in operations  -       (2,045)   -        (37,265) (767,622)

CASH FLOWS FROM
INVESTING ACTIVITIES
   Proceeds from sale of assets-         -        -     37,200        37,200

CASH FLOWS FROM
FINANCING ACTIVITIES
  Issuance of common shares
     for payment of debt  -        -         -        -        216,958
   Proceeds from issuance
     of common stock      -        -         -        -        513,464

Net Increase (Decrease)
In Cash               -     (2,045)      -        (65)     -

Cash at beginning of period    -       2,045      -         65    -

Cash at end of period     $    -    $    -    $   -    $   -    $ -

SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:

  Issuance of 15,335,000 common shares for services - 1992 and 1994
     $       40,550
  Issuance of 20,398,836 common shares for assets & payment of debt - 1994
     $      485,948
  Issuance of 670,606,900 common shares for payment of debt - 1998
     $      212,680


                 PIERCE INTERNATIONAL DISCOVERY, INC.
                    (a Development Stage Company)
                  Notes to the Financial Statements


NOTE 1 - ORGANIZATION

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

       After the acquisition of the Mexico properties the Company entered into a contract with other parties to provide funds to develop the properties.
In 1996 the Company started a legal action resulting from a default in the terms of the development contract. In July the legal action was settled, and by mutual agreement the Mexico properties were transferred and all claims were released which resulted in a gain to the Company of $254,171.

       The Company has been inactive since the transfer of its remaining assets.

       In 1999, the Company created, and later merged with, a Nevada subsidiary. The Company is now a Nevada Corporation.

       Since inception the Company has been in the development stage.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Accounting Methods
       The Company recognizes income and expenses based on the accrual method of accounting.

  Dividend Policy
       The Company has adopted a policy regarding payment of dividends.

  Income Taxes
       At June 30, 1998, the Company had a net operating loss carryforward of $1,261,642. The tax benefit from the carryforward have been fully offset by
a valuation reserve because the use   of the future tax benefit is
undeterminable since the Company has no operations. The loss carryforward expires starting in the years 2000 through 2013.

  Earning (loss) Per Share
       Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding using the treasury stock method in accordance with FASB statement No. 128.



                 PIERCE INTERNATIONAL DISCOVERY, INC.
                    (a Development Stage Company)
                  Notes to the Financial Statements

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 3 - RELATED PARTY TRANSACTIONS

       The statement of changes in stockholders' equity shows a total of 750,000,000 shares of common stock issued and outstanding of which 715,012,623 shares were issued to related parties.

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

NOTE 4 - GOING CONCERN

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









                      ITEM 2 - PLAN OF OPERATION




       The Company's management intends to acquire interests in various business opportunities which in the opinion of management, will provide a profit to the Company.

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

  Liquidity and Capital Resources

       At December 31, 1998 the Company had no assets to pay its liabilities.

  Result of Operations

       The Company has had no operations during this reporting period.


                     PART II   OTHER INFORMATION



                  ITEM 2. CHANGES IN THE SECURITIES



  NONE.






                              SIGNATURES





     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been below by following persons on behalf of the Registrant and in thecapacities and on the dates indicated:


                 PIERCE INTERNATIONAL DISCOVERY, INC.

                     /s/

                 Robert Kroft,President and Director