Form 10QSB
period 1999-03-31
PIERCE INTERNATIONAL DISCOVERY INC
filed 1999-12-16
CIK 854776

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

             Quarterly Report Under Section 13 or 15 (d)
                Of the Securities Exchange Act of 1934


             For Quarter Ended        March 31, 1999

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

               Balance Sheets-March 31, 1999 and June 30, 1998 . . .4

               Statement of Operations
               For the three and nine months ended March 31, 1999 and 1998 and the period from April 19, 1989 to March 31, 1999.5

               Statement of Changes in Stockholder's Equity
               For the period from April 19, 1989 to March 31, 1999.6

               Statement of Cash Flows
               For the three and nine months ended March 31, 1999 and 1998 and the period from April 19, 1989 to March 31, 1999.8

               Notes to the Financial Statements . . . . . . . . . .9

     ITEM 2.   Plan of Operations. . . . . . . . . . . . . . . . . 11

PART II.       Other Information . . . . . . . . . . . . . . . . . 12

               Signatures. . . . . . . . . . . . . . . . . . . . . 12



                                PART 1

ITEM 1 - FINANCIAL STATEMENTS

     The accompanying balance sheets of Pierce International Discovery, Inc. (a development stage company) at March 31, 1999 and June 30, 1998, the statements of operations and the statements of cash flows for the three and nine months ended March 31, 1999 and 1998 and the period from April 19, 1989 to March 31, 1999, and the statement of stockholders' equity for the period from April 19, 1989 to March 31, 1999, have been prepared by the Company's management. They do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

     Operating results for the quarter ended March 31, 1999 are not necessarily indicative of the results that can be expected for the year ending June 30, 1999.

                 PIERCE INTERNATIONAL DISCOVERY, INC.
                    (a Development Stage Company)
                            Balance Sheets


                                ASSETS

                                              March 31,           June 30,
                                                1999               1998
                                               (unaudited)


CURRENT ASSETS

        Cash                                $      -           $      -

     Total Current Assets                          -                  -

OTHER ASSETS

        Undeveloped mineral properties             -               4,000

     Total Other Assets                            -               4,000


     TOTAL ASSETS                           $      -        $      4,000


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts payable                      $        -       $     9,000
     Taxes Payable                                  -           216,680

     Total Current Liabilities
                                                    -           225,680


STOCKHOLDERS' EQUITY

     Preferred Stock, 10,000,000 shares authorized,
        no par value;                               -                 -
     Common Stock 750,000,000 shares authorized,
        no par value; 750,000,000 and 79,393,100 shares
        issued and outstanding, respectively     1,270,367       1,039,962
     Accumulated deficit during development
      stage                                     (1,270,367)     (1,261,642)

     Total Stockholders' Equity                      -           (221,680)

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $     -       $      4,000





                 PIERCE INTERNATIONAL DISCOVERY, INC.
                    (a Development Stage Company)
                       Statements of Operations
                             (unaudited)

                                          From
                                       April 19,
                                      For the Three         For the Nine
                                     1989, date of          Months Ended
                                     Months Ended           inception to
                                  March 31,     March 31,   March 31,
                                   1999        1998         1999    1998
                                                                1999

REVENUE           $     -          $    -     $   -    $   -          $51,016

EXPENSES                         2,500                         -      8,725
 34,719            1,143,561

NET LOSS-before
   other income        (2,500)     -         (8,725)  (34,719) (1,090,045)

OTHER INCOME-(loss)
   Net gain (loss) from transfer
   of assets for payment of
   liabilities           -       -       -       254,171           (177,822)

INCOME (LOSS)     $  (2,500)     -    $(8,725) $     219,452     $(1,270,367)

Gain (Loss) Per
  Common Share

 Basic
   loss before other income        $ -       $ -      $ -      $      -

   Other income       -        -         -       .003
   Net income         -        -         -       .003


Average Outstanding
  Shares
   Basic   750,000,000       750,000.000       750,000,000    79,393,100


                 PIERCE INTERNATIONAL DISCOVERY, INC.
                    (A Development Stage Company)
                       Statements of Cash Flows
  For the Three and Nine months ended March 31, 1999 and 1997 and the Period from April 19, 1989 (inception) to March 31, 1999
                            (unaudited)
                                        From
                                        April 19,
                                        For the Three    For the Nine
                                        1989, date of
                                        Months Ended     Months Ended
                                                         inception to
                                        March 31,         March 31,
                                                                     March 31,
                                      1999     1998     1999    1998    1999


CASH FLOWS FROM
OPERATING ACTIVITIES
  Net Profit (loss)       $ (2,500) $   -     $(8,725) $221,952   $(1,270,367)
  Adjustments to reconcile
  net loss to cash provided
  by operating activities
  Depreciation                 -        -         -        -     28,755
   Common shares issued
       for services            -        -         -        -        40,550
   Profit (loss) on transfer of
   assets for payment of debt -         -        -        (254,171)  177,821
   Changes in accounts payable2,500     -      8,725        (5,046)  255,619

   Net used in operations -        -         -        (37,265) (767,622)

CASH FLOWS FROM
INVESTING ACTIVITIES
Proceeds from sale of assets -         -        -     37,200        37,200

CASH FLOWS FROM
FINANCING ACTIVITIES
  Issuance of common shares
     for payment of debt  -        -         -        -        216,958
   Proceeds from issuance
     of common stock      -        -         -        -        513,464

Net Increase (Decrease)
In Cash                   -     (2,045)      -        (65)     -

Cash at beginning of period    -       2,045      -         65    -

Cash at end of period     $    -    $    -    $   -    $   -    $ -

SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:

  Issuance of 670,606,900 common shares for payment of debt - 1998
     $      212,680

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

  Estimates and Assumptions
       Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and ssumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

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

NOTE 5 - REVERSE STOCK SPLIT / SUBSEQUENT EVENTS

       In 1999, the Company affected a 1 for 1,000 stock split, with shareholders holding no less than 100 shares after the split.





                      ITEM 2 - PLAN OF OPERATION



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Liquidity and Capital Resources. The Registrant had approximately $0 as operating capital at March 31, 1999. The Registrant intends to raise additional funds as needed throughprivate placements with accredited and sophisticated investors.

     Results of Operation. Due to the lack of operations during the quarter ended March 31, 1999, the registrant had net loss of $(2,500), compared to net loss of $0 for the same period last year. The registrant had net loss of (8,725) for the nine months ended March 31, 1999, compared to net income of $219,452 for the same period last year.

     Plan of Operations. The Company is currently in the process of looking for business opportunities to acquire or merge with. There is no guarantee that management will be successful in finding such an opportunity. The Company is also in the process of bringing all of its periodic reports current for filing with the Securities and Exchange Commission. During this process, the Company intends to raise operational capital through private placements.

                                        PART II

OTHER INFORMATION

Item 1.   Legal Proceedings.                                None
Item 2.   Changes in Securities.                            None
Item 3.   Defaults Upon Senior Securities.                  None
Item 4.   Submission of Matters to a Vote of Security Holders.

     In 1999, the Company created, and later merged with, a Nevada subsidiary. The Company is now a Nevada Corporation.

Item 5.   Other Information.                                None
Item 6.   Exhibits and Reports on Form 8-K.                 None






                              SIGNATURES





     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been below by following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                 PIERCE INTERNATIONAL DISCOVERY, INC.

                                         /s/

                                   Robert Kroft, President and Director