Form 10KSB
period 1999-06-30
PIERCE INTERNATIONAL DISCOVERY INC
filed 1999-12-16
CIK 854776

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.

                               FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended JUNE 30, 1999

[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934


                       Commission File No.  33-30743

                        INSHAPE INTERNATIONAL, INC.
          (Exact name of Registrant as specified in its charter)

                       NEVADA                          84-1121360
          (State or other jurisdiction of             (IRS Employer
          incorporation or organization)           Identification No.)

                   6975 SOUTH UNION PARK CENTER, STE 600
                           MIDVALE, UT.  84047
           (Address and zip code of principal executive offices)

    Registrant's telephone number, including area code: (801) 256-9600

Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
[   ] YES     [ X ] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.    [ X ]

Revenue for the year ended June 30, 1999:   $ 0.

As of November 30, 1999 it is unclear as to the aggregate market value of the voting stock held by non-affiliates of the Registrant. This is due to the low or almost non-existing trading of the Registrant's Securities.

As of November 30, 1999 the number of shares outstanding of the Registrant's Common Stock was 26,003,008.





                                  PART I



ITEM 1.  DESCRIPTION OF BUSINESS

          InShape International, Inc., ("the Company")was organized on April 19, 1989 in the State of Colorado with authorized common stock on 750,000,000 shares with no par value and preferred stock of 10,000,000 shares with no par value.

          The Company has been inactive for a number of years.

          In 1999, the Company created, and later merged with, a Nevada subsidiary. The Company is now a Nevada Corporation.

          In May, 1999, the Company acquired, but later rescinded, the acquisition of InShape International,Inc. In the transaction, the name of the corporation was changed to InShape International, Inc. and remains as that name. Although the name of the Company is InShape International, Inc., the business transaction was rescinded and none of the business of InShape International was ever transacted within this company's business entity.

          The Company is currently looking for a merger candidate and will change the name from the current InShape International, Inc. to the appropriate name of the new merger candidate.

ITEM 2.  DESCRIPTION OF PROPERTY

          None

ITEM 3.  LEGAL PROCEEDINGS

          None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

          None - not applicable





                                  PART II



ITEM 5.  MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

          Because this report is being prepared in 1999, the Company has not been able to obtain any reliable trading history for the period reported. During the year ended June 30, 1999 there appeared to be little or no trading in the stock of the Company. As of November 30, 1999, the Company had approximately 68 shareholders of record.

          The Company has not declared any cash dividends on its Common Stock since inception and its Board of Directors has no present intention of declaring any dividends. For the foreseeable future, the Company intends to retain all earnings, if any, for use in the development and expansion of its business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

          The Company had no revenue during the year ended June 30, 1999. Total stockholders' equity was $0, as compared to $(221,680) at June 30, 1998. The Company has no operating capital for future operations.

LIQUIDITY AND CAPITAL RESOURCES

          The Company has no liquid assets and is currently in the process of looking for business opportunities to merge with or acquire. At minimum, the Company will need to raise additional capital through private funding to meet the financial needs of being a reporting company. There is no guarantee that the Company will be successful in obtaining necessary funding to develop any business opportunities.

RESULTS OF OPERATIONS

          The Company reported a net loss of $(33,725) for the year ended June 30, 1999, compared to net income of $221,952 for the previous year. The Company anticipates very little or no overhead from future operations until a successor business can be acquired or merged.

ITEM 7.  FINANCIAL STATEMENTS

(a)(1) The following financial statements of the Company and its subsidiaries have been filed as part of this report (see Item 8 "Financial Statements and Supplementary Data"):

          Independent Auditors' Report

          Balance Sheets as of June 30, 1999.

          Statements of Operations for the years ended June 30, 1999 and June 30, 1998

          Statements of Stockholders' Equity for the period from July 1, 1997 to June 30, 1999.

          Statement of Cash Flows for the years ended June 30, 1999 and June 30, 1998.

          Notes to Financial Statements.

  (2) Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL
          DISCLOSURE

          Anderson, Anderson and Strong were previously the principal accountants for InShape International, Inc. On November 29, 1999, the Board of Directors approved the engagement of the firm of Crouch, Bierwolf & Chisholm to replace Anderson, Anderson and Strong which declined to stand for reelection as the Certifying Accountants for the Company.

          In connection with the audit of the previous fiscal year ended June 30, 1998, there were no disagreements with Anderson, Anderson and Strong on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement, and said firm has not advised the registrant of any reportable events.

          The accountant's report of Anderson, Anderson and Strong on the financial statements of InShape International, Inc. as of June 30, 1998 and for the year then ended did not contain any adverse opinion or disclaimer of opinion, nor were they qualified as to uncertainty, audit scope, or accounting principles.













                                 PART III



ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information is furnished with respect to the Company's Board of Directors and executive officers. There are no family relationship between or among any of the Company's directors or executive officers.

DIRECTORS AND EXECUTIVE OFFICERS

                           Age          Director
     Name                (1999)          Since         Position with the
Company

Robert Kroft               38            1999         President / CEO
6975 Union Park Center #600
Salt Lake City UT 84047

Mr. Kroft is the former owner and opertor of a company called Dinner and Bingo Club. His business expierence for the past seven years has been in primarily restraunt and other retail businesses. For the past two years Mr. Kroft has been involved in small businesses and public company developments. Mr. Kroft serves as an officer or director for several other public companies.

ITEM 10.  EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

     During the 3rd quarter twenty-five million shares were issued to Mr.Krofp. At the time of issuance there was no market for the Company's common stock. Consequently, the shares were valued at par value.

EMPLOYMENT AGREEMENTS AND OTHER COMPENSATION ARRANGEMENTS

     There are currently no agreements with members of management as to employment or compensation.

COMPENSATION OF NON-EMPLOYEE DIRECTORS

     There is currently no compensation paid to non-employment directors.



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       Amount and Nature
      Name and Address          Of Beneficial   Percent of
      of Beneficial Owner          Ownership      Class


Robert Kroft                25,000,000          96.14%
6975 Union Park Center #600
Salt Lake City UT 84047



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Other than executive compensation, during the reported year the Registrant did not enter into any transactions with management which are to be reported under this Item.

ITEM 13.  EXHIBITS, AND REPORTS ON FORM 8-K

(A)   Exhibits

     EXHIBIT
     NO.                    DESCRIPTION

     23.01           Consent of Crouch, Bierwolf & Chisholm
     23.02           Consent of Anderson, Anderson & Strong
     27.01           Financial Data Schedule

(b) The Registrant filed no current reports on Form 8-K during the last quarter of the fiscal year ended September 30, 1998.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   InShape International, Inc.

                   By:

                   /s/   Robert Kroft

Dated:   November 30, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                   TITLE                           DATE

/s/ Robert Kroft        President and Director
                       (Principal Executive and
                        Financial Officer)             November 30, 1999













                     INDEPENDENT AUDITOR'S REPORT


Stockholders and Directors
InShape International, Inc.
Salt Lake City, Utah


     We have audited the accompanying balance sheet of InShape International, Inc.(a Nevada corporation) as of June 30, 1999 and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express and opinion on these financial statements based on our audit. The financial statements of InShape International, Inc. as of June 30, 1998, were audited by other auditors whose report dated October 26, 1998, expressed an unqualified opinion on those statements.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of InShape International, Inc. at June 30, 1999, and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and does not have sufficient assets to pay for any future operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Salt Lake City, UT
August 31, 1999




                     INSHAPE INTERNATIONAL, INC.
                            Balance Sheet


                                ASSETS

                                                June 30,
                                                   1999


     TOTAL ASSETS                            $               -


                         STOCKHOLDERS' EQUITY



     Preferred Stock, 10,000,000 shares authorized,
        no par value, 0 shares issued and outstanding            -
     Common Stock 750,000,000 shares authorized
        no par value; 26,003,008 shares                  1,295,367
        issued and outstanding
     Retained Deficit                                   (1,295,367 )

     Total Stockholders' Equity              $                   -



                     INSHAPE INTERNATIONAL, INC.
                       Statements of Operations


                                        For the Year         For the Year
                                        Ended                Ended
                                        June 30,              June 30,
                                         1999                 1998

REVENUE                                 $   -      $    -

EXPENSES                                  33,725      32,219

NET LOSS - before
    other income                         (33,725)    (32,219)

OTHER INCOME-(loss)
    Net gain (loss) from transfer
    of assets for payment of
    liabilities                              -        254,171


INCOME (LOSS)                  $         (33,725) $   221,950

Loss Per Common Share (Note 1)              (.01)        2.04

Average Outstanding Shares              5,095,162     108,865


                     INSHAPE INTERNATIONAL, INC.
             Statement of Changes in Stockholders' Equity
              Period from June 1, 1997 to June 30, 1999

                              Common Stock       Accumulated
                           Shares      Amount      Deficit

Balance  June 30, 1997     108,865   $1,039,962 $(1,483,594)

Net operating profit
for the year ended
June 30, 1998                    -           -      221,952

Balance June 30, 1998         108,865    1,039,962 (1,261,642)

Issuance of common shares
for payment of debt
at $.003 - related party
August 28, 1998 (Note )          894,143          215,180    -

Contribution to capital           -         15,225       -

Issuance of common shares
for services
at $.001 per share           25,000,000       25,000       -

Net operating loss for
the period ended
June 30, 1999                    -           -      (33,725)

Balance June 30, 1999       26,003,008       1,295,367    $    (1,295,367)

















                     INSHAPE INTERNATIONAL, INC.
                       Statements of Cash Flows
                         For the Years Ended


                                                              June 30,
                                                          1999       1998
CASH FLOWS FROM
OPERATING ACTIVITIES
  Net Profit (loss)                                   $(33,725)       $221,952
  Adjustments to reconcile
  net loss to cash provided
   by operating activities
   Depreciation                                             -       -
   Common shares issued
       for services                                      25,000     -
   Profit (loss) on transfer of
      assets for payment of debt                           -          (254,171)
   Changes in accounts payable                           8,725        (5,046)

   Net used in operations                             -        (37,265)

CASH FLOWS FROM
INVESTING ACTIVITIES
   Proceeds from sale of assets                            -          37,200

CASH FLOWS FROM
FINANCING ACTIVITIES
  Issuance of common shares
     for payment of debt                              -          -
   Proceeds from issuance
     of common stock                                  -          -

Net Increase (Decrease)
In Cash                                              -        (65)

Cash at beginning of period                            -       65

Cash at end of period                               $   -    $   -

Supplementary Cash Flow Information:
 Cash Paid for:
    Interest                                  $   -    $   -
    Taxes                                     $   -    $   -

SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
  Issuance of 894,143 common shares
for payment of debt                           $215,180     $-
  Issuance of 25,000,000 common shares
   for payment of services                    $25,000      -



                     INSHAPE INTERNATIONAL, INC.
                  Notes to the Financial Statements
                            June 30, 1999





NOTE 1 - BACKGROUND AND ORGANIZATION

     The Company was incorporated under the laws of the State of Colorado on April 19, 1989 with authorized common stock of 750,000,000 shares with no par value and preferred stock of 10,000,000 with no par value.

     The Company was in the business of seeking mineral leases for potential development but has had no operations for several years.

     In 1999, the Company created, and later merged with, a Nevada subsidiary. The Company is now a Nevada Corporation.

     In May, 1999, the Company acquired, but later rescinded, the acquisition of InShape International, Inc. In the transaction the name of the corporation was changed to InShape International, Inc. and remains as that name.
Although the name of the Company is InShape International, Inc., the business transaction was rescinded and none of the business of InShape International was ever transacted within this Company's business entity.

     The Company is currently looking for a merger candidate and will change the name from the current InShape International, Inc. to the appropriate name of the new merger candidate.

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash and Cash Equivalents

     For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with maturity of three months or less to be cash equivalents.

     Use of Estimates in Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions thataffect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. In these financial statements, assets, liabilities and earnings involve extensive reliance on management's estimates. Actual results could differ from those estimates.

     Income Taxes

     The Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" and has applied the provisions of the statement which resulted in no significant adjustment.

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(Continued)

     Income Taxes-(continued)

     Statement of Financial Accounting Standards No. 109 "Accounting for
Income Taxes" requires an asset and liability approach for financial accounting and reporting for income tax purposes. This statement recognizes (a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for future tax consequences of events that have been recognized in the financial statements or tax returns.

     Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at June 30, 1999 and earlier years, accordingly, no deferred tax liabilities have been recognized for all years.

     The Company had cumulative net operating loss carryforwards over $1,000,000 at June 30, 1999. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable.

     Earnings Per Share

     The computation of earnings per share of common stock is based on the weighted average number of shares outstanding during the period.

NOTE 3 - GOING CONCERN

     The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.
    Currently, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is
the intent   the Company to develop its business in the field of physical care and development.

NOTE 4 - REVERSE STOCK SPLIT

     In 1999, the shareholders of the Company authorized a 1 for 750 reverse stock split. All shareholders holding at least 100 shares were not to be reversed below that number. The financial statements have been restated to show the reverse stock split.

NOTE 5- STOCKHOLDERS' EQUITY / COMMON STOCK TRANSACTIONS

     During 1999, the Company issued 894,143 (post-reverse split) shares for satisfaction of Company debt of $215,180.

     During 1999, the Company issued 25,000,000 shares of common stock for services rendered for an officer and director.












We hereby consent to the use of our audit report of InShape International, Inc. dated August 31, 1999 for the year ended December 31, 1998 in the Form 10KSB Annual Report for the year 1998.


s/s Crouch, Bierwolf & Chisholm

Salt Lake City, Utah
August 31, 1999