Form 10QSB
period 1999-09-30
PIERCE INTERNATIONAL DISCOVERY INC
filed 1999-12-20
CIK 854776

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

                Signatures . . . . . . . . . . . . . . . . .12



                    PART I - FINANCIAL INFORMATION



                     ITEM 1. FINANCIAL STATEMENTS




The accompanying   balance sheets of Pierce International Discovery, Inc. (a
development stage company) at September 30, 1998 and June 30 1998, the statements of operations and the statements of cash flows for the three months ended September 30, 1998 and 1997 and the period from April 9, 1989 to September 30, 1998, and the statement of stockholders' equity for the period from April 19, 1989 to September 30, 1998, have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

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

 Common stock
        750,000,000 shares authorized, no par value,

       750,000,000  shares issued and outstanding at

September 30, 1998; 79,393,100 at
 June 30, 1998                             1,255,142        1,039,962
   Accumulated deficit during
   development stage                      1,267,142)        (1,261,642)



       Total Stockholder's Deficiency        (12,000)        (221,680)


                                      $        -            $     4,000

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
   PERIOD FROM APRIL 19, 1989 (DATE OF INCEPTION) TO SEPTEMBER 30, 1998



                                              COMMON STOCK         ACCUMULATED
                                             SHARES    AMOUNT      DEFICIT

BALANCE APRIL 19, 1989 (date of inception)      -        -           -

Issuance of common shares for cash at $.002 -
     related parties - April through
     June 1989                            28,250,000      43,375     -

Net operating loss from April 19, to
June 30, 1989                                   -         -         (7,083)

Net operating loss for the year ended
June 30, 1990                                   -         -        (214,251)

Issuance of common shares for cash  ( net of
    offering costs) at $.05 -  1991        4,117,120   168,938       -

Issuance of common shares for cash at $.03 -
    related parties - 199                 13,963,333   118,900       -

Net operating loss for the year ended
June 30, 1991                                    -       -        (291,658)

Issuance of common shares for services at
    $.001 - 1992                           1,830,000   2,300        -

Issuance of common shares for payment of
    debt at $.012 - 1992                  17,398,836  216,958      -

Issuance of common shares for cash at $.015 -
     related parties - 199                 25,328,811 82,251       -

Net operating loss for the year ended
June 30 ,1992                               -        -         (123,793)

Net operating profit for the year
ended June 30, 1993                          -        -        2,116

Issuance of common shares for assets
at $.09 - related parties -
recorded at                           3,000,000     268,990      -
predecessor cost  - 1994
Issuance of common shares for services
at $.001 - related parties - 199     49,000,000      9,000        -

Net operating loss for the year
ended June 30, 1994                      -             -       (85,805)

Issuance of common shares for
cash at $.05 - 1994                  2,000,000     100,000        -

Issuance of common shares for
services at $.006                    4,505,000     29,250          -

Net operating loss for the
year ended June 30, 1995                -           -          (226,049)


BALANCE JUNE 30, 1995               79,393,100   1,039,962      (946,523)








                   PIERCE INTERNATIONAL DISCOVERY, INC.
                      (A DEVELOPMENT STAGE COMPANY)
        STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY - continued
   PERIOD FROM APRIL 19, 1989 (DATE OF INCEPTION) TO SEPTEMBER 30, 1998



                                              COMMON STOCK        ACCUMULATED
                                           SHARES        AMOUNT   DEFICIT


Net operating loss for the year ended
June 30, 1996                                 -           -         (24,631)


BALANCE JUNE 30, 1996                    79,393,100   1,039,962     (971,154)


Net operating loss for the year
ended June 30, 1997                           -           -         (512,440)


BALANCE JUNE 30, 1997                    79,393,100   1,039,962    (1,483,594)

Net operating profit for the
year ended June 30, 1998                     -           -           221,952


BALANCE JUNE 30, 1998                     79,393,100   1,039,962    (1,261,642)

Issuance of common shares for payment of debt at
$.0003 - related parties -
August 28, 1998                           670,606,900   212,680            -

Contribution to capital - payment of
expenses                                       2,500        -

Net operating loss for the three months
   ended September 30, 1998                      -           -        (5,500)



 BALANCE SEPTEMBER 30, 1998           750,000,000       1,255,142 $ (1,267,142)



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

CASH FLOWS FROM
 OPERATING ACTIVITIES:

 Net  profit  (loss)              $    (5,500)$ 223,997  (1,267,142)

 Adjustments to reconcile net loss to
  net cash provided by operating
  activities:

         Common shares issued for services          -           -       40,550
         Depreciation                                -        -          28,755
         (Profit)  loss  on transfer of assets      -     (254,171)    177,821
          for payment of debt
         Changes  in accounts payable             5,500    (5,046)    252,394



   Net  used   in  operations            -     35,220      (767,622)

CASH FLOWS FROM INVESTING
 ACTIVITIES:


 Proceeds from sale of assets           -      37,200        37,200

CASH FLOWS FROM FINANCING
 ACTIVITIES:

 Issuance of common shares for payment of debt      -       -     216,958
 Proceeds from issuance of common stock          -           -    513,464

 Net Increase (Decrease) in Cash       -         1,980       -

 Cash at Beginning of Period           -            65        -

 Cash at End of Period            $     -     $   2,045         -



 SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

     Issuance of 11,300 common shares for services - 1992 and 1994
                                                 $  40,550
     Issuance of 3,000,000 common shares for assets - 1994
                                                      $268,990
     Issuance of 670,606,900 common shares for payment of debt - 1998
                                               $212,680

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

                         Robert Kroft, President and Director