Form 10QSB/A
period 1999-09-30
PIERCE INTERNATIONAL DISCOVERY INC
filed 2000-02-11
CIK 854776

FORM 10-QSB/A

                     	SECURITIES AND EXCHANGE COMMISSION
                          	Washington D.C.  20549

               	Quarterly Report Under Section 13 or 15 (d)
                  	Of the Securities Exchange Act of 1934


              	For Quarter Ended        September 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports)

      	Yes  X    No

and (2) has been subject to such filing requirements for the past 90 days.


     	Yes   X    No


               	              26,003,008
                      	(Number of shares of common
                        stock the registrant had
                        	outstanding as of January 15, 2000)


INDEX

                                                        Page
PART I.	Number

	ITEM 1.	Financial Statements (unaudited)                 	3

			Balance Sheets-September 30, 1999 and June 30, 1999    	4

			Statement of Operations
			For the three months ended September 30, 1999 and 1998  	5

			Statement of Cash Flows
			For the three months ended September 30, 1999 and 1998	  6

			Notes to the Financial Statements	                       7

	ITEM 2.	Plan of Operations                                 9

			Signatures	                                              10


PART 1

ITEM 1 - FINANCIAL STATEMENTS

	The accompanying balance sheets of Pierce International Discovery, Inc. at September 30, 1999 and June 30, 1999, the statements of operations and the statements of cash flows for the three months ended September 30, 1999 and 1998. They do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

	Operating results for the quarter ended September 30, 1999 are not necessarily indicative of the results that can be expected for the year ending June 30, 2000.



                         Pierce International Discovery, Inc.
                                 Balance Sheets


                                   ASSETS

                         								             September 30,    	     June 30,
                    								                     1999          	      1998

	                                   								  (unaudited)

TOTAL ASSETS				                   			$               -    	$             -


                            STOCKHOLDERS' EQUITY

STOCKHOLDERS' EQUITY

Preferred Stock, 10,000,000 shares authorized,
	   no par value; 							                         -                      -
	Common Stock 750,000,000 shares authorized,
	   no par value; 26,003,008 shares
   issued and outstanding, 	            	       1,295,367        1,295,367
	Accumulated deficit 						                    (1,295,367)     (1,295,367)

	Total Stockholders' Equity					                 -                       -

	TOTAL  STOCKHOLDERS' EQUITY			      	$               -    	$           -




                     Pierce International Discovery, Inc.
                         Statements of Operations
                                (unaudited)



                                       		        						For the Three
							       			                                     	Months Ended
							          				                                  September 30,
					     		      		                               1999     		      1998

REVENUE		                                   		    			$	-   	$	-

EXPENSES	                      		              	    				-   		5,500

NET LOSS-before Taxes		                           						-   		(5,500)

TAXES	                          		              	    				-   		-

INCOME (LOSS)	                    	       	       				$	-   	 $	(5,500)

Gain (Loss) Per
  Common Share

 Basic
   loss before other income	                	   		   			$	-   	$	-
   Other income		   		   				                             -   		-
   Net income							                                      	-   		-

Average Outstanding
  Shares
   Basic				                                     				26,003,008		704,960



                      Pierce International Discovery, Inc.
                          	Statements of Cash Flows
          	For the Three months ended September 30, 1999 and 1998
	                               (unaudited)


                                            											For the Three
									                                            		Months Ended
											                                            September 30,
									                                          1999     		      1998

CASH FLOWS FROM
OPERATING ACTIVITIES
	Net Profit (loss)				                          			$	-   	$	(5,500)
	Adjustments to reconcile
   	 net loss to cash provided
	 by operating activities
	 Changes in accounts payable			                   				-   		5,500

	 Net used in operations								                       -    		-

CASH FLOWS FROM
INVESTING ACTIVITIES			                                		-   		-

CASH FLOWS FROM
FINANCING ACTIVITIES                              								-   		-

Net Increase (Decrease)
In Cash					                                            			-   		-

Cash at beginning of period		                         						-   		-

Cash at end of period				                              			$	-   	$	-

SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:

	Issuance of 894,143 common shares for payment of
   debt - 1998	                                           	$	-   	$	215,680

Cash Paid For:
	Interest						                                            	$	-   	$	-
	Taxes	                                               						$	-   	$	-




                        Pierce International Discovery, Inc.
                          Notes to the Financial Statements

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

	In May, 1999, the Company acquired, but later rescinded, InShape
International, Inc.   The name of the corporation was changed to InShape
International, Inc. The business acquisition was rescinded and none of the business of InShape International was ever transacted within the Company's business entity. Subsequently, the Company changed its name back to Pierce International Discovery, Inc.

	The Company is currently looking for a merger candidate and will change the name from the current Pierce International Discovery, Inc. to the appropriate name of the new merger candidate.

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	Cash and Cash Equivalents

	For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with maturity of three months or less to be cash equivalents.

	Use of Estimates in Financial Statements

	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. In these financial statements, assets, liabilities and earnings involve extensive reliance on management's estimates. Actual results could differ from those estimates.

	Income Taxes

	The Company adopted Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" and has applied the provisions of the statement which resulted in no significant adjustment.




                   Pierce International Discovery, Inc.
                    Notes to the Financial Statements

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

NOTE 3 - GOING CONCERN

	The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to develop its business of physical care and development.

NOTE 4 - REVERSE STOCK SPLIT

	In 1999, the shareholders of the Company authorized a 1 for 750 reverse stock split. All shareholders holding at least 100 shares were not to be reversed below that number. The financial statements have been restated to show the reverse stock split.



                  Pierce International Discovery, Inc.
                   Notes to the Financial Statements

NOTE 5- STOCKHOLDERS' EQUITY / COMMON STOCK TRANSACTIONS

	During 1999, the Company issued 894,143 (post-reverse split) shares for satisfaction of Company debt of $215,180.

	During 1999, the Company issued 25,000,000 shares of common stock for services rendered to an officer and director.





ITEM 2 - PLAN OF OPERATION



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

	Liquidity and Capital Resources. The Registrant had approximately $0 as operating capital at September 30, 1999. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

	Results of Operation. Due to the lack of operations during the quarter ended September 30, 1999, the registrant had net loss of $0, compared to net loss of $(5,500) for the same period last year.

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

                                    PART II

OTHER INFORMATION

Item 1.	Legal Proceedings.						                             None
Item 2.	Changes in Securities.					                          None
Item 3.	Defaults Upon Senior Securities.				                 None
Item 4.	Submission of Matters to a Vote of Security Holders.	None
Item 5.	Other Information.						                             None
Item 6.	Exhibits and Reports on Form 8-K.				                None





                                	SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been below by following persons on behalf of the Registrant and in the capacities and on the dates indicated:


Pierce International Discovery, Inc.

                               /s/ Robert Kroft

							                       Robert Kroft, President and Director