Form 10QSB
period 1999-12-31
PIERCE INTERNATIONAL DISCOVERY INC
filed 2000-02-28
CIK 854776

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

             Quarterly Report Under Section 13 or 15 (d)
                Of the Securities Exchange Act of 1934


            For Quarter Ended        December 31, 1999

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


                          Yes   X    No


                             26,003,008
                     (Number of shares of common
                       stock the registrant had
                 outstanding as of February 5, 2000)

                                INDEX

                                                                Page
PART I.                                                         Number

     ITEM 1.   Financial Statements (unaudited). . . . . . . . . . .3

               Balance Sheets-December 31, 1999 and June 30, 1999. .4

               Statement of Operations
               For the three and six months ended December 31, 1999 and 1998 and the period from April 19, 1989 to December 31, 19995

               Statement of Changes in Stockholder's Equity
               For the period from April 19, 1989 to December 31, 19996

               Statement of Cash Flows
               For the three and six months ended December 31, 1999 and 1998 and the period from April 19, 1989 to December 31, 19998

               Notes to the Financial Statements . . . . . . . . . .9

     ITEM 2.   Plan of Operations. . . . . . . . . . . . . . . . . 11

PART II.       Other Information . . . . . . . . . . . . . . . . . 12

               Signatures. . . . . . . . . . . . . . . . . . . . . 12



                                PART 1

ITEM 1 - FINANCIAL STATEMENTS

     The accompanying balance sheets of Pierce International Discovery, Inc. (a development stage company) at December 31, 1999 and June 30, 1999, the statements of operations and the statements of cash flows for the three and six months ended December 31, 1999 and 1998 and the period from April 19, 1989 to December 31, 1999, and the statement of stockholders' equity for the period from April 19, 1989 to December 31, 1999, have been prepared by the Company's management. They do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

     Operating results for the quarter ended December 31, 1999 are not necessarily indicative of the results that can be expected for the year ending June 30, 2000.

                 PIERCE INTERNATIONAL DISCOVERY, INC.
                    (a Development Stage Company)
                            Balance Sheets


                                ASSETS
                                              December 31,        June 30,
                                                   1999            1999
                                               (unaudited)

     TOTAL ASSETS                  $               -        $            -


                         STOCKHOLDERS' EQUITY


STOCKHOLDERS' EQUITY

     Preferred Stock, 10,000,000 shares authorized,
        no par value;                                          -          -
     Common Stock 750,000,000 shares authorized,
        no par value; 26,003,008 shares
        issued and outstanding, respectively       1,295,367       1,295,367
     Accumulated deficit during development stage (1,295,367)     (1,295,367)

     Total Stockholders' Equity                         -              -

     TOTAL STOCKHOLDERS' EQUITY         $               -        $     -




                 PIERCE INTERNATIONAL DISCOVERY, INC.
                    (a Development Stage Company)
                       Statements of Operations
                             (unaudited)

                                                                From
                                                                April 19,
                           For the Three     For the Six        1989, date of
                           Months Ended      Months Ended       inception to
                           December 31,      December 31,       December 31,
                         1999       1998    1999     1998            1999

   REVENUE      $     -          $    -     $   -    $   -          $51,016

EXPENSES              -              725     -        6,225        1,168,561

NET LOSS-before
   other income        -           (725)     -        (6,225)  (1,117,545)

OTHER INCOME-(loss)
   Net gain (loss) from transfer
   of assets for payment of
   liabilities           -          -       -        -                (177,822)

INCOME (LOSS)     $      -      $  (725)   $-       (6,225)    $(1,295,367)

Gain (Loss) Per
  Common Share

 Basic
   loss before other income        $     -    $   -    $   -          $(.01)

   Other income       -        -         -       -
   Net income         -        -         -       (.01)


Average Outstanding
  Shares
   Basic          26,003,008          1,003,008       26,003,008   526,464


                 PIERCE INTERNATIONAL DISCOVERY, INC.
                    (A Development Stage Company)
                       Statements of Cash Flows
  For the Three and Six months ended December 31, 1999 and 1998 and the Period from April 19, 1989 (inception) to December 31, 1999
                             (unaudited)


                                                                From
                                                                April 19,
                           For the Three      For the Six       1989, date of
                           Months Ended       Months Ended     inception to
                           December 31,       December 31,      December 31,
                         1999      1998      1999      1998       1999

CASH FLOWS FROM
OPERATING ACTIVITIES
  Net Profit (loss)       $    -    $   (725) $   -    $(6,225)   $(1,295,367)
  Adjustments to reconcile
                   net loss to cash provided
   by operating activities
   Depreciation       -        -         -        -     28,755
   Common shares issued
       for services       -        -         -        -        40,550
   Profit (loss) on transfer of
      assets for payment of debt-            -        -           -
177,821
   Changes in accounts payable -         725      -      6,225        253,119

   Net used in operations  -       -         -        -        (767,622)

CASH FLOWS FROM
INVESTING ACTIVITIES
   Proceeds from sale of assets-         -        -        -          37,200

CASH FLOWS FROM
FINANCING ACTIVITIES
  Issuance of common shares
     for payment of debt  -        -         -        -        216,958
   Proceeds from issuance
     of common stock      -        -         -        -        513,464

Net Increase (Decrease)
In Cash               -        -         -        -        -

Cash at beginning of period    -         -        -        -      -

Cash at end of period     $    -    $    -    $   -    $   -    $ -

SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:

  Issuance of 670,606,900 common shares for payment of debt - 1998
     $      212,680

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

NOTE 3 - GOING CONCERN

     The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to develop its business in the field of physical care and development.

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







                      ITEM 2 - PLAN OF OPERATION



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Liquidity and Capital Resources. The Registrant had approximately $0 as operating capital at December 31, 1999. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

     Results of Operation. Due to the lack of operations during the quarter ended December 31, 1999, the registrant had net loss of $0, compared to net loss of $(725) for the same period last year.

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


PIERCE INTERNATIONAL DISCOVERY, INC.

                                   /s/ Lionel Drage

                                   Lionel Drage President and Director