Form 10QSB
period 2000-03-31
PIERCE INTERNATIONAL DISCOVERY INC
filed 2000-06-01
CIK 854776

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

             Quarterly Report Under Section 13 or 15 (d)
                Of the Securities Exchange Act of 1934


             For Quarter Ended        March 31, 2000

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


                          Yes   X    No


                             26,003,008
                     (Number of shares of common
                       stock the registrant had
                    outstanding as of May 5, 2000)

                                PART 1

ITEM 1 - FINANCIAL STATEMENTS

     The condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 2000 and the results of its operations and changes in its financial position from June 30, 1999 through March 31, 2000 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.













To the Board of Directors
Pierce International Discovery, Inc.
Salt Lake City, Utah


We have reviewed the accompanying balance sheet of Pierce International Discovery, Inc. as of March 31, 2000, and the related statements of income, stockholders' equity, and cash flows for the three months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Pierce International Discovery , Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The accompanying balance sheet as of June 30, 1999 was audited by us and we expressed an unqualified opinion on it in our report dated January 21, 2000.

The accompanying statements of operations and cash flows for the three month and nine month period ended March 31, 1999 and the six month period from July 1, 1999 to December 31,1999 were not audited by us and, accordingly, we do not express an opinion on them.




Crouch, Bierwolf & Chisholm
Salt Lake City, Utah
May 2, 2000
                 PIERCE INTERNATIONAL DISCOVERY, INC.
                            Balance Sheets


                                ASSETS
                                                    March 31,      June 30,
                                                      2000           1999
                                                 (Reviewed)       (Audited)

     TOTAL ASSETS                      $               -        $        -


                         STOCKHOLDERS' EQUITY


     Preferred Stock, 10,000,000 shares authorized,
        no par value; 0 shares issued and outstanding    -         -
       Common Stock 750,000,000 shares authorized,
        no par value; 26,003,008 shares issued and outstanding
                                                  1,295,367        1,295,367
     Accumulated deficit                         (1,295,367)     (1,295,367)

     Total Stockholders' Equity                        -            -

     TOTAL STOCKHOLDERS' EQUITY       $               -        $    -



                 PIERCE INTERNATIONAL DISCOVERY, INC.
                       Statements of Operations


                                          For the Three  Forthe Nine
                                           Months Ended  Months Ended
                                           March 31,      March 31,
                                           2000    1999    2000   1999
                                   (Reviewed)(Unaudited)(Unaudited) (Unaudited)


REVENUE                    $     -           $   -     $   -          $-

EXPENSES                          -           2,500       -          8,725

NET LOSS-before
   other income                 -            (2,500)  -        (8,725)

OTHER INCOME-(loss)
   Net gain (loss) from transfer
   of assets for payment of
   liabilities                    -               -       -       -

INCOME (LOSS)              $      -     $     (2,500)    $-    $     (8,725)

Gain (Loss) Per
  Common Share

 Basic
   loss before other income   $    -    $   -          $-       $-
   Other income                -         -        -       -
   Net income                  -         -        -       -


Average Outstanding
  Shares
   Basic                   26,003,008         1,003,008 26,003,008    1,003,008


                 PIERCE INTERNATIONAL DISCOVERY, INC.
                  Statement of Stockholders' Equity
                            March 31, 2000


                                        Common Stock         Accumulated
                                     Shares      Amount      Deficit

Balance June 30, 1998 (Audited)    108,865     $ 1,039,962         $(1,261,642)

Issuance of common shares for payment of debt
   at $.003 - related party - August 28, 1998     894,143      215,180      -

Contribution to capital           -         15,225       -

Issuance of common shares for services
   at $.001 per share      25,000,000       25,000       -

Net operating loss for the period ended
 June 30, 1999                    -           -      (33,725)

Balance June 30, 1999  (Audited)                26,003,008
1,295,367                 (1,295,367)

Net operating loss, March 31,2000     -           -              -

Balance March 31, 2000 (Unaudited)                26,003,008          $
   1,295,367                $        (1,295,367)





                 PIERCE INTERNATIONAL DISCOVERY, INC.
                       Statements of Cash Flows
     For the Three and Nine months ended March 31, 2000 and 1999
                             (unaudited)

                                           For the Three       For the Nine
                                           Months Ended        Months Ended
                                           March 31,            March 31,
                                           2000  1999          2000    1999


CASH FLOWS FROM
OPERATING ACTIVITIES
  Net Profit (loss)                $    -     $(2,500) $  -           $(8,725)
  Adjustments to reconcile
                   net loss to cash provided
   by operating activities
   Depreciation                -         -        -        -
   Common shares issued
       for services                -         -        -           -
   Profit (loss) on transfer of
      assets for payment of debt         -        -        -           -
   Changes in accounts payable           -      2,500      -          8,725

   Net used in operations          -         -        -           -

CASH FLOWS FROM
INVESTING ACTIVITIES
   Proceeds from sale of assets          -        -        -          -

CASH FLOWS FROM
FINANCING ACTIVITIES
  Issuance of common shares
     for payment of debt           -         -        -           -
   Proceeds from issuance
     of common stock               -         -        -           -

Net Increase (Decrease)
In Cash                        -         -        -        -

Cash at beginning of period              -        -        -      -

Cash at end of period       $  -    $    -    $   -    $   -

SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:

Cash Paid For:
  Interest                 $   -    $    -    $   -    $   -
  Taxes                    $   -    $    -    $   -    $   -

                 PIERCE INTERNATIONAL DISCOVERY, INC.
                  Notes to the Financial Statements

NOTE 1 - ORGANIZATION

       The Company was incorporated under the laws of the state of Colorado on April 19, 1989 with authorized common stock of 750,000,000 shares with no par value and preferred stock of 0,000,000 shares with no par value.

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

  Income Taxes
       At June 30, 1999, the Company had a net operating loss carryforward of over $1,000,000. The tax benefit from the carryforward have been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The loss carryforward expires starting in the years 2000 through 2013.

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

NOTE 3 -  REVERSE STOCK SPLIT / SUBSEQUENT EVENTS

       In 1999, the Company affected a 1 for 1,000 stock split, with no shareholders of record being reversed below 100 shares





                      ITEM 2 - PLAN OF OPERATION



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Liquidity and Capital Resources. The Registrant had approximately $0 as operating capital at March 31,2000. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

     Results of Operation. Due to the lack of operations during the quarter ended March 31, 2000, the registrant had no net income, compared to net loss of $(2,500) for the same period last year. The registrant had no net income for the nine months ended March 31, 2000, compared to net loss of $(8,725) for the same period last year.

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






                              SIGNATURES





     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                 PIERCE INTERNATIONAL DISCOVERY, INC.

Date: May 5, 2000                  /s/

                                   Lionel L. Drage, President and Director








We hereby consent to the use of our review report of Pierce International Discovery, Inc. dated May 2, 2000 for the period ended March 31, 2000 in the Form 10Q Report for the period then ended.




s/s Crouch, Bierwolf & Chisholm
Salt Lake City, UT