Form 10KSB/A
period 2000-06-30
PIERCE INTERNATIONAL DISCOVERY INC
filed 2000-08-16
CIK 854776

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.

                               FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended JUNE 30, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
[ X ] YES     [     ] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.    [ X ]

Revenue for the year ended June 30, 2000:   $ 0.

As of July 11, 2000 it is unclear as to the aggregate market value of the voting stock held by non-affiliates of the Registrant. This is due to the low or almost non-existing trading of the Registrant's Securities.

As of July 11, 2000 the number of shares outstanding of the Registrant's Common Stock was 26,003,008.





                                  PART I



ITEM 1.  DESCRIPTION OF BUSINESS

          Pierce International Discovery, Inc., ("the Company")was organized on April 19, 1989 in the State of Colorado with authorized common stock on 750,000,000 shares with no par value and preferred stock of 10,000,000 shares with no par value.

          The Company has been inactive for a number of years.

          In 1999, the Company created, and later merged with, a Nevada subsidiary. The Company is now a Nevada Corporation with authorized common stock of 750,000,000 shares.

          In May, 1999, the Company acquired, but later rescinded, the acquisition of Pierce International Discovery, Inc. In the transaction, the name of the corporation was changed to InShape International, Inc. the business transaction was rescinded and none the business of InShape International was ever transacted within this company's business entity and the name changed to Pierce International Discovery, Inc.

          The Company is currently looking for a merger candidate and will change the name from the current Pierce International Discovery, Inc. to the appropriate name of the new merger candidate.

ITEM 2.  DESCRIPTION OF PROPERTY

          None

ITEM 3.  LEGAL PROCEEDINGS

          None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

          On March 10, 1999, a special meeting of the shareholders of Pierce International Discovery, Inc. was held for the purpose of authorizing a reverse stock split of up to 1300 to 1, change the Company's domicile from Colorado to Nevada and to authorize a potential name change.





                                  PART II



ITEM 5.  MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

          Because this report is being prepared in 2000, the Company has not been able to obtain any reliable trading history for the period reported. During the year ended June 30, 1999 and 2000 there appeared to be little or no trading in the stock of the Company. As of July 12, 2000, the Company had approximately 68 shareholders of record.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

          The Company had no revenue during the years ended June 30, 1999 and 2000. Total stockholders' equity was $0 at June 30, 1999 and 2000. The Company has no operating capital for future operations.

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

RESULTS OF OPERATIONS

          The Company reported no net income for the year ended June 30, 2000, compared to net loss of $(33,725) for the previous year. The Company anticipates very little or no overhead from future operations until a successor business can be acquired or merged.

ITEM 7.  FINANCIAL STATEMENTS

(a)(1) The following financial statements of the Company and its subsidiaries have been filed as part of this report (see Item 8 "Financial Statements and Supplementary Data"):

          Independent Auditors' Report

          Balance Sheets as of June 30, 1999 and 2000.

          Statements of Operations for the years ended June 30, 1999 and June 30, 2000

          Statements of Stockholders' Equity for the period from July 1, 1998 to June 30, 2000.

          Statement of Cash Flows for the years ended June 30, 1999 and June 30, 2000.

          Notes to Financial Statements.

  (2) Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL
          DISCLOSURE

          None.












                                 PART III



ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information is furnished with respect to the Company's Board of Directors and executive officers. There are no family relationship between or among any of the Company's directors or executive officers.

DIRECTORS AND EXECUTIVE OFFICERS

                           Age          Director
     Name                (2000)          Since         Position with the
Company

Lionel Drage                     74            2000         President / Director
3131 Celeste Circle
Salt Lake City UT 84106

     Mr. Drage has been appointed to the Board of Directors and serves as the Company's sole officer. Due to medical reasons, Mr. Robert Kroft has resigned from management.

     Mr. Drage graduated from the University of Utah in 1954 with a Bachelors of Science in Banking and Finance, and in 1957 received a Masters Degree from the University of California (Berkley) in Corporate Finance and Production Management. He completed Cornell University's Executive Development Program and New York University's Executive Financial Planning program. Mr. Drage retired in 1989 and since that time has provided consulting services on a part-time basis.

     During his forty years in business he has served in numerous executive positions, including General Manager Fur Breeders of Agricultural Cooperative (1985-89), Mining Operations and Management Advisor for Coordinated Financial Services (1984-85), President and CEO of Chugach Alaska Corporation (1980-83), Vice President of Emery Mining Corporation (1978-80), and Vice President of MIC Investment Corporation (1969-73). From 1973 to 1978 Mr. Drage served as the Director of the State Emergency Medical Program of the University of Utah and the Intermountain Regional Medical Program. Mr. Drage was the founder of Western Home Bank and has served on the Board of Directors of United Bank Alaska and Zions First National Bank. He is a former member of the American Institute of Industrial Engineers, American Institute of Mining Engineers, Alaska Mining Association and the Financial Executives Institute. Mr. Drage is a former instructor in the College of Business at the University of Utah for corporate finance, business forecasting, and production management.

ITEM 10.  EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

     During the 3rd quarter for the period ended June 30, 1999 twenty-five million shares were issued to Mr.Kroft. At the time of issuance there was no market for the Company's common stock. Consequently, the shares were valued at par value. No compensation was paid to officers or directors for the year ended June 30, 2000.

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
6975 Union Park Center #600
Salt Lake City UT 84047



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Other than executive compensation disclosed above, during the reported year the Registrant did not enter into any transactions with management which are to be reported under this Item.

ITEM 13.  EXHIBITS, AND REPORTS ON FORM 8-K

(A)   Exhibits

     EXHIBIT
     NO.                    DESCRIPTION

     23.01           Consent of Crouch, Bierwolf & Associates
     27.01           Financial Data Schedule

(b) The Registrant filed no current reports on Form 8-K during the last quarter of the fiscal year ended June 30, 2000.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   Pierce International Discovery, Inc.

                   By:

                   /s/   Lionel Drage

Dated:   July 13, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                   TITLE                           DATE

/s/ Lionel Drage            President and Director
                            (Principal Executive and
                             Financial Officer)             July 13, 2000













                     INDEPENDENT AUDITOR'S REPORT


Stockholders and Directors
Pierce International Discovery, Inc.
Salt Lake City, Utah


     We have audited the accompanying balance sheet of Pierce International Discovery, Inc.(a Nevada corporation) as of June 30, 1999 and 2000 and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express and opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pierce International Discovery, Inc. at June 30, 1999 and 2000, and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

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



Salt Lake City, UT
July 13, 2000

                 PIERCE INTERNATIONAL DISCOVERY, INC.
                            Balance Sheet


                                ASSETS

                                                     June 30,
                                                   1999                 2000



     TOTAL ASSETS                 $               -        $            -


                         STOCKHOLDERS' EQUITY


     Common Stock 750,000,000 shares authorized
        $.001 par  value; 26,003,008 shares

        issued and outstanding            26,003         26,003
     Additional paid in Capital                       1,269,364
     Retained Deficit                 (1,295,367 )    (1,295,367)

     Total Stockholders' Equity     $       -       $             -


                 PIERCE INTERNATIONAL DISCOVERY, INC.
                       Statements of Operations


                                        For the Year         For the Year
                                        Ended                Ended
                                        June 30,             June 30,
                                         1999                 2000

REVENUE                                 $   -      $    -

EXPENSES                                 33,725               -

NET LOSS                       $        (33,725)    $        -

Loss Per Common Share
 (Note 1)                     $           (.01)    $          -

Average Outstanding Shares             5,095,162            26,003,008


                 PIERCE INTERNATIONAL DISCOVERY, INC.
             Statement of Changes in Stockholders' Equity
              Period from June 1, 1998 to June 30, 2000

                            Common Stock       Paid-in     Accumulated
                          Shares    Amount     Capital      Deficit


Balance June 30, 1998    108,865  $    109  $ 108,756 $(1,261,642)

Issuance of common shares for
 payment of debt - related party
  - August 28, 1998 (Note ) at
  $.24 per share         894,143       894    214,286      -

Contribution to capital         -        -          15,225        -

Issuance of common shares for services
   at $.001 per share  25,000,000        25,000     -             -

Net operating loss for the period ended
 June 30, 1999              -        -          -     (33,725)

Balance June 30, 1999  26,003,008              26,003         1,269,364
 (1,295,367)

Net income for the period ended
 June 30, 2000              -        -         -                          -

Balance June 30, 2000   $         26,003,008        $            26,003    $
    1,269,364          $        (1,295,367)

















                 PIERCE INTERNATIONAL DISCOVERY, INC.
                       Statements of Cash Flows
                         For the Years Ended


                                                         June 30,
                                                    1999       2000
CASH FLOWS FROM
OPERATING ACTIVITIES
  Net Profit (loss)                                   $(33,725)       $-
  Adjustments to reconcile
                   net loss to cash provided
   by operating activities
   Common shares issued
       for services                                   25,000     -
   Changes in accounts payable                        8,725      -

   Net used in operations                             -          -

CASH FLOWS FROM
INVESTING ACTIVITIES                                  -          -

CASH FLOWS FROM
FINANCING ACTIVITIES                                  -          -

Net Increase (Decrease)
In Cash                                           -       -

Cash at beginning of period                                -     -

Cash at end of period                         $   -    $   -

Supplementary Cash Flow Information:
 Cash Paid for:
    Interest                                  $   -    $   -
    Taxes                                     $   -    $   -

SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:
  Issuance of 894,143 common shares for
   payment of debt                            $215,180    $-
  Issuance of 25,000,000 common shares
   for payment of services                     $25,000    $-



                 PIERCE INTERNATIONAL DISCOVERY, INC.
                  Notes to the Financial Statements
                            June 30, 2000
NOTE 1 - BACKGROUND AND ORGANIZATION

     The Company was incorporated under the laws of the State of Colorado on April 19, 1989 with authorized common stock of 750,000,000 shares with no par value and preferred stock of 10,000,000 with no par value.

     The Company was in the business of seeking mineral leases for potential development but has had no operations for several years.

     In 1999, the Company created, and later merged with, a Nevada subsidiary. The Company is now a Nevada Corporation with authorized common stock of 750,000,000 shares.

     In May, 1999, the Company acquired, but later rescinded, the acquisition of Pierce International Discovery, Inc. In the transaction, the name of the corporation was changed to InShape International, Inc. The business transaction was rescinded and none of the business of InShape International was ever transacted within this company's business entity and the name was changed back to Pierce International Discovery, Inc.

     The Company is currently looking for a merger candidate and will change the name from Pierce International Discovery, Inc. to the appropriate name of the new merger candidate.

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

     Deferred income taxes result from temporary differences in the recognition of accounting transactions for tax and financial reporting purposes. There were no temporary differences at June 30, 2000 and earlier years, accordingly, no deferred tax liabilities have been recognized for all years.

     The Company had cumulative net operating loss carryforwards over $1,000,000 at June 30, 2000. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable.

     Earnings Per Share

     The computation of earnings per share of common stock is based on the weighted average number of shares outstanding during the period.

NOTE 3 - GOING CONCERN

     The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. Currently, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. Management is currently looking for a merger candidate or other business to start or acquire.

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

     During 1999, the Company adjusted its equity to reflect $0.001 par value common stock.

We hereby consent to the use of our audit report of Pierce International Discovery, Inc. dated July 13, 2000 for the years ended June 30, 1999 and 2000 in the Form 10KSB Annual Report.


s/s Crouch, Bierwolf & Associates

Salt Lake City, Utah
July 13, 2000