Form 10QSB
period 2000-09-30
PIERCE INTERNATIONAL DISCOVERY INC
filed 2000-11-14
CIK 854776

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

             Quarterly Report Under Section 13 or 15 (d)
                Of the Securities Exchange Act of 1934


           For Quarter Ended        September 30, 2000

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


                          Yes   X    No


                             26,003,008
                     (Number of shares of common
                       stock the registrant had
                 outstanding as of November 13, 2000)

                                PART 1

ITEM 1 - FINANCIAL STATEMENTS

     The condensed financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 2000 and the results of its operations and changes in its financial position from June 30, 2000 through September 30, 2000 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.



                 PIERCE INTERNATIONAL DISCOVERY, INC.
                            Balance Sheets


                                ASSETS


                                              September 30,        June 30,
                                                 2000               2000


     TOTAL ASSETS               $               -        $           -


                  LIABILITIES & STOCKHOLDERS' EQUITY


     Current Liabilities

        Account Payable                         956


     Total Liabilities                          956




     Stockholders' Equity

     Preferred Stock, 10,000,000 shares authorized,
        no par value; 0 shares issued and outstanding        -       -
     Common Stock 750,000,000 shares authorized,
        $.001par value; 26,003,008 shares issued and outstanding
                                                         26,003     26,003
     Additional Paid in Capital                                  1,269,364


                                                       1,269,36


     Accumulated deficit                          (1,296,323)     (1,295,367)

     Total Stockholders' Equity                        (956)         -

     TOTAL STOCKHOLDERS' EQUITY         $               -        $     -





                 PIERCE INTERNATIONAL DISCOVERY, INC.
                       Statements of Operations


                                              For the Three
                                              Months Ended
                                              September 30,
                                         2000                1999


REVENUE                                      $   -     $   -

EXPENSES                                        956        -

NET LOSS-before
   other income                                (956)       -

OTHER INCOME-(loss)
   Net gain (loss) from transfer
   of assets for payment of
   liabilities                                    -      -


INCOME (LOSS)                       $         (956)     $ -

Gain (Loss) Per
  Common Share

 Basic
   loss before other income                 $    -       $-

   Other income                                  -        -
   Net income                                    -        -


Average Outstanding
  Shares
   Basic                             26,003,008       26,003,008


                 PIERCE INTERNATIONAL DISCOVERY, INC.
                       Statements of Cash Flows
       For the Three Months Ended September 30, 2000 and 1999
                             (unaudited)

                                                        For the Three
                                                       Months Ended
                                                        September 30,
                                                   2000               1999


CASH FLOWS FROM
OPERATING ACTIVITIES
  Net Profit (loss)                                   $   (956)       $-
  Adjustments to reconcile
                   net loss to cash provided
   by operating activities
   Depreciation                                              -        -
   Common shares issued
       for services                                          -        -
   Profit (loss) on transfer of
      assets for payment of debt                             -        -
   Changes in accounts payable                              956       -

   Net used in operations                                    -       -

CASH FLOWS FROM
INVESTING ACTIVITIES
   Proceeds from sale of assets                            -          -

CASH FLOWS FROM
FINANCING ACTIVITIES
  Issuance of common shares
     for payment of debt                              -           -
   Proceeds from issuance
     of common stock                                  -           -

Net Increase (Decrease)
In Cash                                                 -        -

Cash at beginning of period                                -      -

Cash at end of period                         $   -    $   -

SCHEDULE OF NONCASH INVESTING AND
FINANCING ACTIVITIES:

Cash Paid For:
  Interest                                    $   -    $   -
  Taxes                                       $   -    $   -




                 PIERCE INTERNATIONAL DISCOVERY, INC.
                  Notes to the Financial Statements

NOTE 1 - ORGANIZATION

       The Company was incorporated under the laws of the state of Colorado on
April 19, 1989   with authorized common stock of 750,000,000 shares with no
par value and preferred stock of   10,000,000 shares with no par value.

       The Company has been inactive since 1996 and is considered a development stage company.

       In 1999, the Company created, and later merged with, a Nevada subsidiary. The Company is now a Nevada Corporation.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Accounting Methods
       The Company recognizes income and expenses based on the accrual method of accounting.

  Income Taxes
       At June 30, 2000, the Company had a net operating loss carryforward of over $1,000,000. The tax benefit from the carryforward have been fully offset
by a valuation reserve because the   use of the future tax benefit is
undeterminable since the Company has no operations.  The loss   carryforward
expires starting in the years 2000 through 2013.

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





                      ITEM 2 - PLAN OF OPERATION



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Liquidity and Capital Resources. The Registrant had approximately $(956) as operating capital at September 30, 2000. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

     Results of Operation. Due to the lack of operations during the quarter ended September 30, 2000, the registrant had a net loss of $(956), compared to no net income for the same period last year.

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






                              SIGNATURES





     Pursuant to the requirements of the Securities Exchange Act of 1934, as mended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                 PIERCE INTERNATIONAL DISCOVERY, INC.

Date: November 13, 2000              /s/

                                   Lionel Drage, President and Director