Form 10QSB
period 2000-12-31
PIERCE INTERNATIONAL DISCOVERY INC
filed 2001-02-14
CIK 854776

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

             Quarterly Report Under Section 13 or 15 (d)
                Of the Securities Exchange Act of 1934


            For Quarter Ended        December 31, 2000

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


                          Yes   X    No


                             26,003,008
                     (Number of shares of common
                       stock the registrant had
                 outstanding as of January 30, 2001)

                                INDEX

                                                                Page
PART I.                                                         Number

     ITEM 1.   Financial Statements (unaudited). . . . . . . . . . .3

               Balance Sheets-December 31, 2000 and June 30, 2000. .4

               Statements of Operations
               For the three and six months ended December 31, 2000 and 19995

               Statements of Cash Flows
               For the six months ended December 31, 2000 and 1999 .6

               Notes to the Financial Statements . . . . . . . . . .7

     ITEM 2.   Plan of Operations. . . . . . . . . . . . . . . . . .9

PART II.       Other Information . . . . . . . . . . . . . . . . . .9

               Signatures. . . . . . . . . . . . . . . . . . . . . .10



                                PART 1

ITEM 1 - FINANCIAL STATEMENTS

     The accompanying balance sheets of Pierce International Discovery, Inc.
(a development stage company) at December 31, 2000 and June 30, 2000, the statements of operations and the statements of cash flows for the three and six months ended December 31, 2000 and 1999 have been prepared by the Company's management. They do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

     Operating results for the quarter ended December 31, 2000 are not necessarily indicative of the results that can be expected for the year ending June 30, 2001.

                 PIERCE INTERNATIONAL DISCOVERY, INC.
                            Balance Sheets


                                ASSETS

                                            December 31,        June 30,
                                              2000               2000
                                               (unaudited)

     TOTAL ASSETS                 $               -        $         -



                    STOCKHOLDERS' EQUITY (DEFICIT)

STOCKHOLDERS' EQUITY (DEFICIT)

     Preferred Stock, 10,000,000 shares authorized,
         no par value;                             -                 -
     Common Stock 750,000,000 shares authorized,
        $.001 par value; 26,003,008 shares
        issued and outstanding, respectively      26,003          26,003
     Additional Paid in Capital                1,269,364       1,269,364
     Accumulated deficit during
                 development stage             (1,295,367)     (1,295,367)

     Total Stockholders' Equity                    -                -

     TOTAL STOCKHOLDERS' EQUITY (DEFICIT)     $    -                -

                 PIERCE INTERNATIONAL DISCOVERY, INC.
                       Statements of Operations
                             (unaudited)

                                For the Three        For the Six
                                Months Ended         Months Ended
                                December 31,         December 31,
                                2000    1999         2000    1999

REVENUE                   $     -      $   -        $   -          $-

EXPENSES                        -           -            -          -


NET LOSS-before
   other income                 -           -             -         -

OTHER INCOME-(loss)
   Net gain (loss) from transfer
   of assets for payment of
   liabilities                 -            -             -         -

INCOME (LOSS)            $     -        $   -         $   -    $    -

Gain (Loss) Per
  Common Share

 Basic
   loss before other
       income            $    -         $   -          $   -    $    -
   Other income               -             -              -         -
   Net income                 -             -              -         -


Average Outstanding
  Shares
   Basic                  26,003,008  26,003,008    26,003,008    26,003,008


                 PIERCE INTERNATIONAL DISCOVERY, INC.
                       Statements of Cash Flows
         For the Six Months Ended December 31, 2000 and 1999
                             (unaudited)
                                                       For the Six
                                                       Months Ended
                                                       December 31,
                                                   2000              1999

CASH FLOWS FROM
OPERATING ACTIVITIES
  Net Profit (loss)                                   $    -          $-
  Adjustments to reconcile
     net loss to cash provided
   by operating activities
   Depreciation                                            -          -
   Common shares issued
       for services                                        -          -
   Profit (loss) on transfer of
      assets for payment of debt                           -           -
   Changes in accounts payable                             -           -

   Net used in operations                                  -          -

CASH FLOWS FROM
INVESTING ACTIVITIES
   Proceeds from sale of assets                            -           -

CASH FLOWS FROM
FINANCING ACTIVITIES
  Issuance of common shares
     for payment of debt                                   -           -
   Proceeds from issuance
     of common stock                                       -           -

Net Increase (Decrease)
In Cash                                                     -          -

Cash at beginning of period                                 -           -

Cash at end of period                                 $     -       $    -

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:

Cash Paid for:
  Interest                                            $      -       $   -
  Taxes                                               $      -       $   -





                 PIERCE INTERNATIONAL DISCOVERY, INC.
                  Notes to the Financial Statements


NOTE 1 - BACKGROUND AND ORGANIZATION

     The Company was incorporated under the laws of the State of Colorado on April 19, 1989. The Company was in the business of seeking mineral leases for potential development but has had no operations for several years.

     In 2000, the Company created, and later merged with, a Nevada subsidiary. The Company is now a Nevada Corporation.

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash and Cash Equivalents

     For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with maturity of three months or less to be cash equivalents.

     Use of Estimates in Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date ofthe financial statements and revenues and expenses during the reporting period. In these financial statements, assets, liabilities and earnings involve extensive reliance on management's estimates. Actual results could differ from those estimates.

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

NOTE 3 - REVERSE STOCK SPLIT

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





                      ITEM 2 - PLAN OF OPERATION



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Liquidity and Capital Resources. The Registrant had approximately $0 as operating capital at December 31, 2000. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

     Results of Operation. Due to the lack of operations during the quarter ended December 31, 2000, the registrant had net loss of $0, compared to net loss of $0 for the same period last year.

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


                 PIERCE INTERNATIONAL DISCOVERY, INC.

                                    /s/ Robert Wallace

                                   Robert Wallace, President and Director