Form 10QSB/A
period 2000-12-31
PIERCE INTERNATIONAL DISCOVERY INC
filed 2001-05-04
CIK 854776

FORM 10-QSB/A

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                Quarterly Report Under Section 13 or 15 (d)
                   Of the Securities Exchange Act of 1934


                For Quarter Ended    December 31, 2000
                                    -------------------

                Commission File Number     33-30743
                                          ----------


                    PIERCE INTERNATIONAL DISCOVERY, INC.
                  ----------------------------------------
           (Exact name of registrant as specified in its charter)


     NEVADA                                                 84-1121360
-------------------------------                        --------------------
(State or other jurisdiction of                        (IRS Employer
  incorporation or organization)                        Identification No.)


                   6975 SOUTH UNION PARK CENTER, STE 600
                          SALT LAKE CITY UT 84047
                 -----------------------------------------
                  (Address of principal executive offices)


     Registrant's telephone number
     including area code                               (801) 256-9600
                                                       --------------

               ----------------------------------------------
                Former Address, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports)

Yes   X     No
     ----      ----

and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
     ----      ----


                                 26,003,008
                       -----------------------------
            (Number of shares of common stock the registrant had
                    outstanding as of January 30, 2001)
                                      ----------------

                                   INDEX

                                                                    Page
PART I.                                                             Number
                                                                   --------
     ITEM 1.   Financial Statements (unaudited). . . . . . . . . . . . . 3

               Balance Sheets-December 31, 2000 and
               June 30, 2000 . . . . . . . . . . . . . . . . . . . . . . 4

               Statements of Operations
               For the three and six months ended
               December 31, 2000 and 1999. . . . . . . . . . . . . . . . 5

               Statements of Cash Flows
               For the six months ended
               December 31, 2000 and 1999. . . . . . . . . . . . . . . . 6

               Notes to the Financial Statements . . . . . . . . . . . . 7

     ITEM 2.   Plan of Operations. . . . . . . . . . . . . . . . . . . . 9

PART II.       Other Information . . . . . . . . . . . . . . . . . . . . 9

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


                    Pierce International Discovery, Inc.
                               Balance Sheets

                                                December 31,      June 30,
                                                        2000          2000
                                                 ------------  ------------

                                   ASSETS
                                  -------

  TOTAL ASSETS                                  $      -      $      -
                                                 ============  ============


                       STOCKHOLDERS' EQUITY (DEFICIT)
                       -----------------------------

STOCKHOLDERS' EQUITY (DEFICIT)
------------------------------
  Preferred Stock, 10,000,000 shares authorized,
     no par value;                                          -
  -
  Common Stock 750,000,000 shares authorized,
     $.001 par value; 26,003,008 shares
     issued and outstanding, respectively             26,003        26,003
  Additional Paid in Capital                       1,269,364     1,269,364
  Accumulated deficit during development stage    (1,295,367)   (1,295,367)
                                                 ------------  ------------
     Total Stockholders' Equity                        -             -
                                                 ------------  ------------
  TOTAL STOCKHOLDERS' EQUITY (DEFICIT)          $      -       $     -
                                                 ============  ============




 The accompanying notes are an integral part of these financial statements
                                     4


                    Pierce International Discovery, Inc.
                          Statements of Operations
                                (unaudited)

                                    For the Three          For the Six
                                      Months Ended         Months Ended
                                      December 31,         December 31,
                                   2000       1999       2000        1999
                               ---------- ---------- ----------  ----------

REVENUE                        $      -   $      -   $      -    $      -
-------                        ---------- ---------- ----------  ----------

EXPENSES                              -          -          -           -
-------                        ---------- ---------- ----------  ----------

NET LOSS-before
   other income                       -          -          -           -

OTHER INCOME-(loss)
-------------------

   Net gain (loss) from transfer
   of assets for payment of
   liabilities                        -          -          -           -
                               ---------- ---------- ----------  ----------

INCOME (LOSS)                  $      -   $      -   $      -    $      -
                               ========== ========== ==========  ==========
Gain (Loss) Per
  Common Share

 Basic
   loss before other income    $      -   $      -   $      -    $      -

   Other income                       -          -          -           -
   Net income                         -          -          -           -
                               ========== ========== ==========  ==========

Average Outstanding
  Shares
   Basic                       26,003,008 26,003,008 26,003,008  26,003,008





 The accompanying notes are an integral part of these financial statements

                                     5

                    Pierce International Discovery, Inc.
                          Statements of Cash Flows
            For the Six Months Ended December 31, 2000 and 1999
                                (unaudited)

                                                               For the Six
                                                               Months Ended
                                                               December 31,
                                                         2000        1999
                                                     ----------  ----------

CASH FLOWS FROM
OPERATING ACTIVITIES
--------------------
 Net Profit (loss)                                   $      -    $      -
 Adjustments to reconcile
  net loss to cash provided
  by operating activities
   Depreciation                                             -           -
 Common shares issued
  for services                                              -           -
 Profit (loss) on transfer of
  assets for payment of debt                                -           -
 Changes in accounts payable                                -           -
                                                     ----------  ----------
  Net used in operations                                    -           -
                                                     ----------  ----------

CASH FLOWS FROM
INVESTING ACTIVITIES
--------------------
  Proceeds from sale of assets                              -           -
                                                     ----------  ----------

CASH FLOWS FROM
FINANCING ACTIVITIES
--------------------
 Issuance of common shares
  for payment of debt                                       -           -
 Proceeds from issuance
  of common stock                                           -           -
                                                     ----------  ----------

Net Increase (Decrease) In Cash                             -           -

Cash at beginning of period                                 -           -
                                                     ----------  ----------

Cash at end of period                                $      -    $      -
                                                     ==========  ==========
SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
--------------------------------------------
Cash Paid for:
 Interest
 Taxes                                               $       -   $       -
                                                     $       -   $       -

 The accompanying notes are an integral part of these financial statements
                                     6

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cash and Cash Equivalents
     -------------------------

     For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with maturity of three months or less to be cash equivalents.

     Use of Estimates in Financial Statements
     ----------------------------------------

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

     Income Taxes
     ------------

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


                    Pierce International Discovery, Inc.
                     Notes to the Financial Statements

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES-(Continued)

     Income Taxes-(continued)
     ------------------------

     The Company had cumulative net operating loss carryforwards over $1,000,000 at June 30, 2000. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable.

     Earnings Per Share
     ------------------

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


















--------------------------------------------------------------------------


                         ITEM 2 - PLAN OF OPERATION

--------------------------------------------------------------------------

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




--------------------------------------------------------------------------

                                 SIGNATURES

--------------------------------------------------------------------------

--------------------------------------------------------------------------

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been below by following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                                   Pierce International Discovery, Inc.

                                   /s/ Lionel L. Drage
                                   ----------------------------------------
                                   Lionel L. Drage, President and Director