Form 10QSB
period 2001-03-31
PIERCE INTERNATIONAL DISCOVERY INC
filed 2001-05-16
CIK 854776

FORM 10-QSB

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C.  20549

                Quarterly Report Under Section 13 or 15 (d)
                   Of the Securities Exchange Act of 1934

                 For Quarter Ended        March 31, 2001
                                    --------------------------
           Commission File Number             33-30743
                                    --------------------------


                          EMERGISOFT HOLDING, INC.
                        ---------------------------
           (Exact name of registrant as specified in its charter)

     NEVADA                                                  84-1121360
--------------------------------                     ----------------------
(State or other jurisdiction of                        (IRS Employer
  incorporation or organization)                        Identification No.)


                   6975 SOUTH UNION PARK CENTER, STE 600
                          SALT LAKE CITY UT 84047
                  ----------------------------------------
                  (Address of principal executive offices)


     Registrant's telephone number
     including area code                              (801) 256-9600
                                                      ---------------

                    PIERCE INTERNATIONAL DISCOVERY, INC.
                  ---------------------------------------
          Former Name, Former Address and Former Fiscal Year End,
                        if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports)

                             Yes  X    No
                                ----     ----

and (2) has been subject to such filing requirements for the past 90 days.


                             Yes   X    No
                                ----     ----
                                 26,003,008
                               -------------
            (Number of shares of common stock the registrant had
                       outstanding as of May 5, 2001)

                                   PART 1

ITEM 1 - FINANCIAL STATEMENTS

     The condensed consolidated financial statements included herein have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission.

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the consolidated financial position of the Company as of March 31, 2001 and the results of its operations and changes in its financial position from June 30, 2000 through March 31, 2001 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.




                                     2

                  Emergisoft Holding, Inc. and Subsidiary
                        Consolidated Balance Sheets

                                                     March 31,     June 30,
                                                        2001         2000
                                                    ----------   ----------
                                                     (Audited)

                                   ASSETS

Total Assets                                        $    -       $    -
                                                    ----------   ----------
                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
-------------------

  Accounts payable                                  $   5,687    $    -
                                                    ----------   ----------
     Total Current Liabilities                          5,687         -

STOCKHOLDERS' EQUITY
--------------------

  Preferred Stock, 10,000,000 shares authorized,
     no par value; 0 shares issued and outstanding       -            -
  Common Stock 750,000,000 shares authorized,
   no par value; 26,003,008 shares issued and
   outstanding                                         26,003       26,003
  Additional Paid-In Capital                        1,269,364    1,269,364
  Accumulated (Deficit)                            (1,301,054)  (1,295,367)
                                                    ----------   ----------
     Total Stockholders' Equity                        (5,687)        -
                                                    ----------   ----------
     Total Liabilities and Stockholders' Equity     $    -       $    -
                                                    ==========   ==========


        See Accompanying Notes to Consolidated Financial Statements


                  Emergisoft Holding, Inc. and Subsidiary
                   Consolidated Statements of Operations
                                 Unaudited

                                  For the Three           For the Nine
                                  Months Ended            Months Ended
                                March        March       March       March
                             31, 2001     31, 2000    31, 2001     31, 2000
                           ----------   ----------  ----------   ----------
REVENUE                    $    -       $    -      $    -       $    -
-------

EXPENSES                       4,732         -          5,687         -
--------                   ----------   ----------  ----------   ----------

     Net Loss              $  (4,732)   $    -      $  (5,687)   $    -
                           ==========   ==========  ==========   ==========
     Gain (Loss) Per
     Common Share          $   (0.00)   $   (0.00)  $   (0.00)   $   (0.00)

     Average Outstanding
     Shares Basic         26,003,008   26,003,008   26,003,008  26,003,008





        See Accompanying Notes to Consolidated Financial Statements

                  Emergisoft Holding, Inc. and Subsidiary
                   Consolidated Statements of Cash Flows
                                 Unaudited
             For the Nine Months Ended March 31, 2001 and 2000

                                                         For the Nine
                                                         Months Ended
                                                       March        March
                                                     31, 2001     31, 2000
                                                    ----------   ----------
Cash Flows from Operating Activities
------------------------------------

  Net Profit (Loss)                                 $  (5,687)   $    -
  Increase in Accounts Payable                          5,687         -
                                                    ----------   ----------
   Net Cash Used in Operations                           -            -

Cash Flows from Investing Activities                     -            -
------------------------------------                ----------   ----------

Cash Flows from Financing Activities                     -            -
------------------------------------                ----------   ----------
     Net Increase (Decrease)
     In Cash                                             -            -

     Cash at Beginning of Period                         -            -
                                                    ----------   ----------

     Cash at End of Period                          $    -       $    -
                                                    ==========   ==========

Non Cash Disclosure
-------------------
  Interest                                          $    -       $    -
  Taxes                                                  -            -



        See Accompanying Notes to Consolidated Financial Statements

                  Emergisoft Holding, Inc. and Subsidiary
                     Notes to the Financial Statements
                               March 31, 2001

NOTE 1 - ORGANIZATION

     The Company was incorporated under the laws of the state of Colorado on April 19, 1989 with authorized common stock of 750,000,000 shares with no par value and preferred stock of 10,000,000 shares with no par value. The Company has been inactive since 1997. In 1999, the Company created, and later merged with, a Nevada subsidiary. The Company is now a Nevada Corporation.

     In March, 2001, the Company created a wholly owned Delaware
Corporation, EMS Acquisition Corp. There have been no financial transactions in the subsidiary since inception.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Income Taxes
     ------------
     At June 30, 2000, the Company had a net operating loss carryforward of over $1,000,000. The tax benefit from the carryforward have been fully offset by a valuation reserve because the use of the future tax benefit is undeterminable since the Company has no operations. The loss carryforward commenced expiration in the years 2000 and will continue to expire through 2013.

     Earning (loss) Per Share
     ------------------------
     Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding using the treasury stock method in accordance with FASB statement No. 128.

     Estimates and Assumptions
     -------------------------
     Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.


NOTE 3 -  SUBSEQUENT EVENTS

     In March, 2001, the Company created a wholly owned Delaware
Corporation, EMS Acquisition Corp. This subsidiary and the Company entered into an agreement and plan of merger with Emergisoft Holding, a Delaware Corporation. Emergisoft is a medical software company.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Liquidity and Capital Resources.
     --------------------------------
     The Registrant had approximately $(5,687) as operating capital at March 31, 2001. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

     Results of Operation.
     ---------------------
     Due to the lack of operations during the three quarters ended March 31, 2001, the registrant had net losses of $5,687, compared to net loss of $0 for the nine months period ended March 31, 2000.

     Plan of Operations.
     -------------------
     In March, 2001, the Company created a wholly owned Delaware
Corporation, EMS Acquisition. This subsidiary entered into an agreement and plan of merger with Emergisoft, a Delaware Corporation. Emergisoft is a medical software company.

                                  PART II
OTHER INFORMATION

Item 1.     Legal Proceedings. . . . . . . . . . . . . . . . . . . . . None

Item 2.     Changes in Securities. . . . . . . . . . . . . . . . . . . None

Item 3.     Defaults Upon Senior Securities. . . . . . . . . . . . . . None

Item 4.     Submission of Matters to a Vote of Security Holders. . . . None

Item 5.     Other Information

       On March 28, 2001, the Company created a wholly owned subsidiary, EMS Acquisition Corp., intended to be used to merge with Emergisoft. EMS is expected to merge with Emergisoft, with Emergisoft surviving as a wholly owned subsidiary of the Company. The merger has been approved by the Board of Directors of each company, the sole stockholder of EMS and holders in excess of majority of the issued and outstanding capital stock of Emergioft. The merger, which previously was expected to close on April 30, 2001, is subject to customary conditions to closing which the parties are currently working to satisfy. In anticipation of the merger, the Company changed its name to Emergisoft Holding, Inc., on May 10, 2001.

Item 6.          Exhibits and Reports on Form 8-K

Exhibit No.      Description                                       Located
Exhibit 3.1.     Certificate of Amendment to the
                 Articles of Incorporation                         Attached

--------------------------------------------------------------------------

                                 SIGNATURES

--------------------------------------------------------------------------


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


                                        Emergisoft Holding, Inc.

Date: May 15, 2001                      Lionel Drage, President and
                                        Director