Form 10QSB
period 2001-06-30
EMERGISOFT HOLDING INC
filed 2001-08-14
CIK 854776

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (MARK ONE)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE  ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______.

                         Commission File Number 33-30743

                            Emergisoft Holding, Inc.
           (Name of small business issuer as specified in its charter)

     Nevada                                           84-1121360
(State or other jurisdiction              (IRS Employer Identification Number)
of incorporation or organization)

2225 Avenue J, Arlington, Texas                        76006
(Address of principal executive offices)            (Zip Code)

Issuer's telephone number, including area code: (817) 633-6665


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X        No


Number of shares outstanding as of August 10, 2001:

Class:    Common Stock, par value $.001       Shares outstanding: 48,873,818


Transitional Small Business Disclosure Format
(check one)

Yes           No  X

                    EMERGISOFT HOLDING, INC. AND SUBSIDIARIES
                                      INDEX

Facing Sheet
Index

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets
         December 31, 2000 and June 30, 2001 (unaudited)

         Consolidated Statements of Operations

         Three and six months ended June 30, 2001 and 2000 (unaudited)

         Consolidated Statements of Cash Flows Six months ended June 30, 2001 and 2000 (unaudited)

         Notes to Consolidated Financial Statements (unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operation

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures


                                                  PART I. - FINANCIAL INFORMATION

                                             Emergisoft Holding, Inc. and Subsidiaries
                                                    Consolidated Balance Sheets

                                                                                            December 31, 2000       June 30, 2001
                                                                                                                      Unaudited

 Assets
 Current assets:

      Cash and cash equivalents                                                                  $  3,415,040        $    235,811
      Trade accounts receivable, net of allowance for
           doubtful accounts of $11,290                                                               100,839              53,829
       Prepaid expenses                                                                                  --                44,800
                                                                                                 ------------        ------------
 Total current assets                                                                               3,515,879             334,440

 Equipment and fixtures, net                                                                           24,640             101,318
 Other assets                                                                                          32,127              18,500
                                                                                                 ------------        ------------
 Total assets                                                                                    $  3,572,646        $    454,258
                                                                                                 ============        ============

 Liabilities and Stockholders' Equity
 Current liabilities:

      Accounts payable and accrued expenses                                                      $    832,843        $    683,936
      Notes payable                                                                                   367,088              46,948
      Deferred revenue                                                                                111,717              69,587
                                                                                                 ------------        ------------
 Total current liabilities                                                                          1,311,648             800,471

 Notes payable - long-term                                                                             35,560              35,560
                                                                                                 ------------        ------------
 Total liabilities                                                                                  1,347,208             836,031

 Commitments and contingencies

Stockholders' equity:
      Common Stock, $.001 par value,  750,000,000 shares authorized, and 48,873,818  issued and  outstanding at
           December 31, 2000 and June 30, 2001, respectively                                           48,025              48,874
      Additional capital                                                                           16,733,970          16,948,493
      Deferred compensation                                                                        (1,106,344)           (651,921)
      Accumulated deficit                                                                         (13,450,213)        (16,727,219)
                                                                                                 ------------        ------------
Total stockholders' equity                                                                          2,225,438            (381,773)
                                                                                                 ------------        ------------
Total liabilities and stockholders' equity                                                       $  3,572,646        $    454,258
                                                                                                 ============        ============
See accompanying notes


                                             Emergisoft Holding, Inc. and Subsidiaries
                                               Consolidated Statements of Operations

                                                                Three Months Ended June 30            Six Months Ended June 30
                                                                --------------------------            ------------------------
                                                                  2001               2000              2001                2000
                                                                  ----               ----              ----                ----
                                                              (Unaudited)        (Unaudited)        (Unaudited)        (Unaudited)
                                                              -----------        -----------        -----------        -----------
Revenue                                                     $     79,283       $     67,138       $    188,724       $    346,975
Cost of revenue                                                    1,792             40,671              1,792             98,082
General and administrative                                       951,083            968,534          1,924,831          2,083,288
Product development                                              818,766            392,901          1,772,145            440,083
                                                            ------------       ------------       ------------       ------------
Total operating expenses                                       1,771,641          1,402,106          3,698,768          2,621,453

Loss from operations                                          (1,692,358)        (1,334,968)        (3,510,044)        (2,274,478)
Interest expense (income)                                        (20,204)            39,927            (36,906)            81,127
                                                            ------------       ------------       ------------       ------------
Loss before extraordinary gain on
extinguishment of debt                                        (1,672,154)        (1,374,895)        (3,473,138)        (2,355,605)
                                                            ------------       ------------       ------------       ------------
Gain on extinguishment of debt                                  (196,132)              --             (196,132)              --
Net loss                                                    $ (1,476,022)      $ (1,374,895)      $ (3,277,006)      $ (2,355,605)
                                                            ============       ============       ============       ============

Basic and diluted net loss per share                        $       (.03)      $       (.07)      $       (.07)      $       (.14)
                                                            ------------       ------------       ------------       ------------
Weighted average shares used to compute
      basic and diluted net loss per share                    48,847,452         20,200,808         48,771,006         17,032,903
                                                            ============       ============       ============       ============
See accompanying notes


                                             Emergisoft Holding, Inc. and Subsidiaries
                                               Consolidated Statements of Cash Flows

                                                                                                     Six Months Ended June 30
                                                                                                     ------------------------
                                                                                                      2001               2000
                                                                                                    Unaudited          Unaudited
                                                                                                    ---------          ---------
Operating Activities
Net loss                                                                                          $(3,277,006)        $(2,355,605)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                                     50,465             118,853
     Amortization of deferred compensation                                                            456,204             180,330
     Gain on extinguishment of debt                                                                  (196,132)               --
     Stock-based expenses for equity issued to
       vendors for services                                                                           197,781             811,393
     Changes in assets and liabilities:
       Accounts receivable                                                                             47,010             136,859
       Other assets                                                                                   (31,173)                431
       Deferred revenue                                                                               (42,130)           (216,975)
       Accounts payable and accrued expenses                                                         (148,907)             (2,734)
                                                                                                  -----------         -----------
Net cash used in operating activities                                                              (2,943,888)         (1,327,448)

Investing Activity
Purchase of equipment and fixtures                                                                    (97,838)            (39,408)
                                                                                                  -----------         -----------
Cash used in investing activity                                                                       (97,838)            (39,408)

Financing Activities
Proceeds from notes payable                                                                             8,042             100,000
Repayment of notes payable and line of credit                                                        (145,545)           (185,807)
Proceeds from issuance of common stock and exercise
   of options                                                                                            --             1,482,450
                                                                                                  -----------         -----------
Net cash (used in) provided by financing activities                                                  (137,503)          1,396,643
                                                                                                  -----------         -----------
Net increase (decrease) in cash and cash equivalents                                               (3,179,229)             29,787
Cash and cash equivalents, beginning of year                                                        3,415,040               6,871
                                                                                                  -----------         -----------
Ending cash and cash equivalents                                                                  $   235,811         $    36,658
                                                                                                  ===========         ===========

Supplemental cash flow information:
  Cash paid for interest                                                                                --                14,186
  Non-cash activities:
  Exchange of common stock for advances from
     stockholders                                                                                       --                156,920
  Additional capital recorded for fair value of
     warrants issued to convertible noteholders                                                         --                 54,942
  Exchange of common stock for account payable to
     officer                                                                                            --                137,539
  Stock-based expenses for equity issued to vendors
     for services                                                                                     197,781             811,393
  Common stock issued in connection with conversion
     of convertible note                                                                                7,768                --

See accompanying notes


Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

         The accompanying unaudited consolidated financial statements of Emergisoft Holding, Inc. and Subsidiaries (the Company) for the three month and six month periods ended June 30, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001

2. Liquidity and Capital Resources

         We have historically financed our operations primarily through private placements of our common stock and advances from stockholders. In 2000, we issued 20,437,237 shares of common stock in a private placement for proceeds of approximately $6,900,000. In addition, we issued 1,314,376 shares of common stock in exchange for conversion of related party notes and advances totaling $341,862. In 2000, we also issued 6,880,479 shares of common stock to a stockholder for anti-dilution protection granted in connection with an investment the stockholder made in 1999. In 1999, we issued 1,975,147 shares of common stock in a private placement of common stock and approximately 3,250,000 shares of common stock to employees and related parties for proceeds of approximately $909,000. As of June 30, 2001 we had approximately $236,000 in cash and cash equivalents.

         We have also historically issued common stock and stock options to vendors as consideration for goods and services received. For the six months ended June 30, 2001, we have issued 708,704 shares of common stock and have recorded charges totaling $197,781 related to stock for services transactions. In 2000 we issued 2,417,692 shares of common stock and options to acquire 746,000 shares of common stock to third party vendors. In addition, we issued 6,875,000 shares of common stock to a shareholder in return for a consulting agreement. We recorded charges totaling approximately $4.1 million in 2000 related to stock for services transactions. In 1999, we issued 45,000 shares of common stock and options to acquire 171,976 shares of common stock to vendors and recorded charges totaling $65,457 related to stock for services transactions.

         Other than funding our ongoing operations, including the development of our software products, our primary uses of cash have been to acquire fixed assets and repay our indebtedness. We acquired fixed assets in the amount of $97,838, $44,201 and $36,568 for the six months ended June 30, 2001 and the years ended December 31, 2000 and 1999 respectively. We repaid $145,545, $295,848 and $113,499 of our indebtedness for the six months ended June 30, 2001 and the years ended December 31, 2000 and 1999, respectively.

         We have available lines of credit totaling $1.5 million that were provided by two of our stockholders. On August 7, 2001 we requested and received advances totaling $300,000 against the lines of credit provided by the two major stockholders. In connection with these advances warrants were issued allowing the two stockholders to purchase in total 1,200,000 shares of common stock at $1.50 per share. The warrants have a term of 10 years or the warrants expire on August 3, 2011, if not exercised. The warrants contain a cashless exercise feature and the warrant holders have registration rights. Promissory notes were executed allowing for advances against the lines of credit up to $750,000 each or $1,500,000 in the aggregate. Under the terms of the promissory notes all outstanding principal and interest is due on April 30, 2002. There is no assurance that we will not request additional advances against the lines of credit in the future, which would cause additional shareholder dilution.

         We utilize significant capital to design, develop and commercialize its products. During the remainder of 2001, we intend to fund the marketing of our products and related operational activities by utilizing our lines of credit and cash contributed from operations. We may need additional capital to further develop or enhance our current planned product offerings, introduce new products and services, and to address unanticipated competitive threats, technical problems, economic conditions or for other requirements. We anticipate that if additional capital is required such financing may include the issuance of convertible debt, convertible preferred stock, common stock or other equity securities in exchange for a cash investment in us. There can be no assurance that any such additional financing will be available to us on acceptable terms, or at all. Additional equity financing may involve substantial dilution to our then existing stockholders. In the event we are unable to raise additional capital, we may be required to substantially reduce or curtail our activities.

         At  June  30,  2001,  we  had  no  material   commitments  for  capital
expenditures.

3.       Reverse Merger

         On May 25, 2001, EMS Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Pierce International Discovery, Inc., a Nevada corporation now known as Emergisoft Holding, Inc. (Pierce), merged with and into Emergisoft Holding, Inc., a Delaware corporation (Emergisoft Delaware). Pierce issued one share of its common stock in exchange for each one share of Emergisoft Delaware common stock outstanding immediately prior to the transaction. Pursuant to a Share Cancellation Agreement by and between Pierce, Emergisoft Delaware and the primary stockholder of Pierce prior to the merger, 23,364,275 of the stockholder's shares of Pierce common stock were canceled effective upon consummation of the merger. Upon the execution of this Share Cancellation Agreement, Pierce had 2,638,733 shares of common stock outstanding. The former stockholders of Emergisoft Delaware now own approximately 94.6% of Pierce's common stock and Emergisoft Delaware, as the survivor of the merger, is a wholly owned subsidiary of Pierce. Pierce had no assets and minimal liabilities at the time of the merger and had been inactive since July 1997. The merger has been accounted for as a re-capitalization of the Emergisoft Delaware and Emergisoft Delaware's historical financial statements have become the financial statements of Pierce. For all periods presented, Emergisoft Delaware's historical financial statements have been retroactively restated to reflect the 2,638,733 outstanding shares of common stock of Pierce. See Management's Discussion and Analysis.

4.  Gain on Extinguishments of Debt

         In February 1999, a settlement agreement was entered into with a customer involving a claim for refund of license fees paid to Emergisoft whereby Emergisoft agreed to pay the customer a total of $342,000 plus interest of 6%. At December 31, 2000 the outstanding balance of the note payable was $283,312 plus accrued interest. On June 12, 2001, the Company and the former customer signed an agreement to mutually release all claims in consideration for $54,000 to be paid by Emergisoft to the former customer. As a result, a gain on extinguishment of debt of $196,132 was recorded.

5. Subsequent Events

         On July 23, 2001, we signed a non-binding letter of intent with CyberPlus Corporation contemplating the potential acquisition of the assets and specified liabilities of EmSTAT Corporation (EmSTAT), a wholly owned subsidiary of CyberPlus Corporation. EmSTAT provides a hospital emergency department software. EmSTAT has marketed its product for 13 years.

         On August 7, 2001 we requested and received advances totaling $300,000 against the lines of credit provided by two major stockholders. In connection with these advances, warrants were issued allowing the two stockholders to purchase in total 1,200,000 shares of common stock at $1.50 per share. The warrants have a term of 10 years or the warrants expire on August 3, 2011, if not exercised. The warrants contain a cashless exercise feature and the warrant holders have registration rights. Promissory notes were executed allowing for advances against the lines of credit up to $750,000 each or $1,500,000 in the aggregate. Under the terms of the promissory notes, all outstanding principal and interest is due on April 30, 2002.

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

         This report contains forward-looking statements. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical facts.

         Words such as, "expects," "anticipates," "estimates," "believes" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. Such risks and uncertainties are set forth below.

         Our expectations, beliefs and projections are expressed in good faith and are believed to have a reasonable basis, including, without limitation, our examination of historical operating trends, data contained in our records and other data available from third parties, but there can be no assurance that our expectations, beliefs or projections will result, be achieved or be accomplished.

         In addition to other factors and matters discussed elsewhere in this document, the following are important factors that, in our view, could have material adverse effects on our financial condition and results of operations: the risk factors discussed in this document; general economic, market or business conditions; changes in laws or regulations; acceptance of our principal software product, CareLyncED(TM), by the marketplace; competition from developers of software products which perform functions similar to the functions performed by CareLyncED(TM); the successful implementation of CareLyncED(TM) in hospital emergency rooms who choose to utilize it; and our ability to raise capital in sufficient amounts and on acceptable terms.

                      Management's Discussion and Analysis

Overview

         We were incorporated under the laws of the State of Colorado in 1989 but became inactive in July 1997. In 2001, we created and later merged with a Nevada subsidiary and became a Nevada corporation.

         In May 2001, we changed our name from Pierce International Discovery, Inc. to Emergisoft Holding, Inc. In addition, on May 25, 2001, EMS Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary, merged with and into Emergisoft Holding, Inc., a Delaware corporation (Emergisoft Delaware). In accordance with an Agreement and Plan of Merger, we issued one share of our common stock in exchange for each one share of Emergisoft Delaware common stock outstanding immediately prior to the closing of the transaction. Pursuant to a Share Cancellation Agreement by and between us, Emergisoft Delaware and Robert Kropf, our primary stockholder prior to the merger, 23,364,725 of Robert Kropf's shares were canceled effective upon the consummation of the merger. The former stockholders of Emergisoft Delaware now own approximately 94.6% of our common stock.

         As a result of the Merger, we are now a holding company with Emergisoft Delaware as a wholly-owned subsidiary. Emergisoft Delaware also has a wholly-owned subsidiary, Emergisoft Corporation, a Delaware corporation. We and our direct and indirect subsidiaries operate from our principal offices in Arlington, Texas. In the remainder of this document the terms "we," "our," and "us" refer to Emergisoft

Holding, Inc., a Nevada corporation, and, where appropriate, to our direct and indirect subsidiaries. The term "Emergisoft" refers to Emergisoft Holding, Inc., a Delaware corporation and its direct subsidiary.

Business of Emergisoft

         Emergisoft develops and markets software products directly to the emergency departments of hospitals in the United States. The products automate the pen and paper-based process of moving patients through the emergency department (ED). The software is intuitive and is designed by physicians and clinicians to emulate the systems currently in use. Additionally, it is designed to be faster, reduce medical errors, increase hospital revenue through improved reimbursement and improve patient care due to more accurate charting.

Results of Operations for the Three Months Ended June 30, 2001 Compared to the Three Months Ended June 30, 2000

         Revenues

         We recognize software license revenues consistent with Financial Accounting Standards Board (FASB) Statement of Position 97-2, SOFTWARE REVENUE RECOGNITION and Staff Accounting Bulletin 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. These statements provide guidance on applying generally accepted accounting principles in recognizing revenue.

         During  the  three  and six  months  ended  June 30,  2001 and 2000 our revenues were generated by deferred license fee revenue and maintenance fees pertaining to our ICUS based product. We will replace the ICUS based product called Emergisoft with a newly developed product called CareLyncED(TM) and no longer sell the ICUS based product. (See "Legal Proceedings"). We continue to provide software support to our existing customer base using the ICUS based product. In the future, we expect to generate revenue through the sale of the newly developed product called CareLyncED(TM) and license and professional fees pertaining to GroupLyncEM(TM). We expect that the majority of future revenues will be generated from license and professional fees pertaining to CareLyncED(TM).

         We plan to aggressively market the CareLyncED(TM) and GroupLyncEM(TM) products through the addition of a national sales staff, advertising campaigns and attendance at tradeshows for emergency department physicians, nurses and hospital information technology professionals. No assurances can be given that any of the marketing efforts will result in revenue.

         Revenues for the three months ended June 30, 2001 were $79,283 compared to $67,138 in the same period last year. The increase in revenues is primarily due to the addition of one customer maintenance contract. We currently support seven clients.

         Cost of Revenues

         Cost of revenues include salaries, commissions, cost of hardware, licensing fees paid to third party vendors, product duplication, manuals and miscellaneous costs related to the actual installation of a product at a client site.

         Cost of revenue totaled $1,792 in the second quarter of 2001which related to fees for services compared to $40,671 recognized in the same period of 2000. The cost of revenue in the second quarter of 2000 related to depreciation and cost of equipment, which was due under contract to an existing customer.

         We expect cost of revenues to increase in the future as we develop a comprehensive customer service department, which will manage installations of CareLyncED(TM) and GroupLyncEM(TM), and support existing and new clients under support and maintenance agreements. We will provide a twenty-four hour, seven day a week support for clients. These expenses primarily will consist of the costs related to additional personnel.

         General and Administrative Expenses

         General and administrative expenses include salaries and benefits, professional services fees, facilities costs, advertising, and other expenses related to operations of our executive, sales and financial functions.

         General and administrative expenses for the first quarter 2001 were $951,083 compared to $968,534 in 2000. Although expenses were relatively flat there were several changes in the mix of the expenses. During the three months ended June 30, 2001 legal and professional fees were lower by $166,261 compared to the same period of 2000, but were offset by higher salaries of $52,109 due to the addition of personnel, higher advertising costs due to increased marketing efforts of $21,170, increased corporate insurance expense of 15,335, increased stock based compensation expense of 22,581 and increases in other expenses related to the increase in operations during the three months ended June 30, 2001.

         Product Development Expenses

         Development expenses consist of costs related to the development of CareLyncED(TM) and GroupLyncEM(TM). Product development expenses increased in the three months ended June 30, 2001 to $818,766 from $392,901 in the same period of 2000, an increase of $425,865. The increase was due to accelerated efforts to complete the CareLyncED(TM) product and the increased use of outside contractors in 2001 compared to the same period in 2000. In the three months ended June 30, 2001, outside contract development expenses were $626,028 compared to $392,901 for the same period in 2000 resulting from outside contractors and consultants.

         We believe that continued investment in the development of our products is critical to attaining our strategic objectives and as a result we expect to continue to incur development costs related to enhancements and testing of our current products. To date, all software development costs have been expensed as incurred.

         Legal Proceedings

         In December 1999, a stockholder and former officer of Emergisoft filed suit in federal court alleging that we were infringing on a copyright for the ICUS database and tool set that he claims to own personally. Our current service offering uses ICUS at all current customer sites. We believe we have an existing license to use and sublicense ICUS.

         In January 2000, the court issued a preliminary injunction allowing us to keep one copy of the ICUS source code for purposes of providing support to our current customers, but prohibiting us from selling and/or marketing the current ICUS-based product.

         On January 8, 2001, the federal court granted our motion for summary judgment, dismissing all of the former officer's claims and dissolving the preliminary injunction. The court is now reviewing the plaintiff's motion to set aside that summary judgment and our motion for attorney's fees.

         The former officer also has made us a party in his divorce action, which is pending in a Tarrant County, Texas district court. Many of the claims asserted in this action are the same or essentially the same as the claims which were dismissed by the federal court. We will seek dismissal of those claims at the appropriate time and contest the remainder of the plaintiff's claims vigorously.

Results of Operations for the six months ended June 30, 2001 compared to the six months ended June 30, 2000

         Revenues

         Revenue for the six months ended June 30, 2001 was $188,724 compared to $346,975 for the six months ended June 30, 2000, a decrease of 46%. The decrease was due primarily to lower license revenues in 2001 of $26,000 compared to license revenues in 2000 of $212,000, which resulted from revenues deferred at December 31, 1999.

         Cost of Revenues

         Cost of revenues for the six months ended June 30, 2001 was $1,792 compared to $98,082 for the six months ended June 30, 2000, reflecting reduced license revenues from our ICUS based product.

         In the future, we expect additional cost of revenues related to client support and maintenance agreements as we build a customer base that will be using our new products CareLyncED(TM) and GroupLyncEM(TM). Most of these costs will be related to increased headcount to staff customer support positions and depreciation related to purchases of assets such as customer tracking software and computers for use by customer support personnel.

         General and Administrative Expenses

         Our general and administrative expenses decreased by $158,457 to $1,924,831 for the six months ended June 30, 2001 compared to $2,083,288 for the same period in 2000. This decrease is primarily related to a change in allocation of salaries of personnel in the information technology areas from work related to ongoing operations in 2000 to our product development efforts on the CareLyncED product. For the six months ended June 30, 2001 $167,000 in salaries and related payroll taxes were allocated to development which were included in general and administrative expense in 2000. These personnel were assigned to work on the legacy product and internal operations in 2000 and are now assigned to product development of CareLyncED(TM).

          Product Development Expenses

         Development expenses consist of costs related to the development of CareLyncED(TM) and GroupLyncEM(TM). Product development expenses increased for the six month period ended June 30, 2001 to $1,772,145 compared $440,083 for the six month period ended June 30, 2000. The increase is due to the increased use of outside contractors and our effort to accelerate the completion of CareLyncED(TM) and GroupLyncEM(TM). For the six month period ended June 30, 2001 outside contractor expenses were $1,437,726. Of this amount, $197,781 was paid through the issuance of common stock. We use our own personnel as well as outside contractors in the development efforts of our new products CareLyncED(TM) and GroupLyncEM(TM). For the six months ended June 30, 2001 $167,000 in salaries and related payroll taxes were allocated to development which were included in general and administrative expense in 2000. These personnel were assigned to work on the legacy product and internal operations in 2000 and are now assigned to product development of CareLyncED(TM). We expect the general release of CareLyncED(TM) and GroupLyncEM(TM) early in the third quarter of 2001. We will continue to incur development costs related to enhancements to our current products. There is no assurance that the general release of CareLyncED(TM) and GroupLyncEM(TM) will be successful. A successful general release will be dependent on satisfactory completion of ongoing functionality and performance testing of the products and actual results of installations in hospital facilities.

Liquidity and Capital Resources

         We have historically financed our operations primarily through private placements of our common stock and advances from stockholders. In 2000, we issued 20,437,237 shares of common stock in a private placement for proceeds of approximately $6,900,000. In addition, we issued 1,314,376 shares of common stock in exchange for conversion of related party notes and advances totaling $341,862. In 2000, we also issued 6,880,479 shares of common stock to a stockholder for anti-dilution protection granted in connection with an investment the stockholder made in 1999. In 1999, we issued 1,975,147 shares of common stock in a private placement of common stock and approximately 3,250,000 shares of common stock to employees and related parties for proceeds of approximately $909,000. As of June 30, 2001 we had approximately $236,000 in cash and cash equivalents.

         We have also historically issued common stock and stock options to vendors as consideration for goods and services received. For the six months ended June 30, 2001, we have issued 708,704 shares of common stock and have recorded charges totaling $197,781 related to stock for services transactions. In 2000 we issued 2,417,692 shares of common stock and options to acquire 746,000 shares of common stock to third party vendors. In addition, we issued 6,875,000 shares of common stock to a shareholder in return for a consulting agreement. We recorded charges totaling approximately $4.1 million in 2000 related to stock for services transactions. In 1999, we issued 45,000 shares of common stock and options to acquire 171,976 shares of common stock to vendors and recorded charges totaling $65,457 related to stock for services transactions.

         Other than funding our ongoing operations, including the development of our software products, our primary uses of cash have been to acquire fixed assets and repay our indebtedness. We acquired fixed assets in the amount of $97,838, $44,201 and $36,568 for the six months ended June 30, 2001 and the years ended December 31, 2000 and 1999 respectively. We repaid $145,545, $295,848 and $113,499 of our indebtedness for the six months ended June 30, 2001 and the years ended December 31, 2000 and 1999, respectively.

         We have available lines of credit totaling $1.5 million that were provided by two of our stockholders. Under the terms of the promissory notes, all outstanding principal and interest is due on April 3, 2002. On August 7, 2001 we requested and received advances totaling $300,000 against the lines of credit provided by the two major stockholders. In connection with these advances warrants were issued allowing the two stockholders to purchase in total 1,200,000 shares of common stock at $1.50 per share. The warrants have a term of 10 years or the warrants expire on August 3, 2011, if not exercised. The warrants contain a cashless exercise feature and the warrant holders have registration rights. Promissory notes were executed allowing for advances against the lines of credit up to $750,000 each or $1,500,000 in the aggregate. Under the terms of the promissory note all outstanding principal and interest is due on April 30, 2002. There is no assurance that we will not request additional advances against the lines of credit in the future, which would cause additional shareholder dilution.

         We utilize significant capital to design, develop and commercialize its products. During the remainder of 2001, we intend to fund the marketing of our products and related operational activities by utilizing our lines of credit and cash contributed from operations. We may need additional capital to further develop or enhance our current planned product offerings, introduce new products and services, and to address unanticipated competitive threats, technical problems, economic conditions or for other requirements. We anticipate that if additional capital is required such financing may include the issuance of convertible debt, convertible preferred stock, common stock or other equity securities in exchange for a cash investment in us. There can be no assurance that any such additional financing will be available to us on acceptable terms, or at all. Additional equity financing may involve substantial dilution to our then existing stockholders. In the event we are unable to raise additional capital, we may be required to substantially reduce or curtail our activities.

         At  June  30,  2001,  we  had  no  material   commitments  for  capital
expenditures.

Risk Factors

         History of Losses

         For our fiscal year ended December 31, 2000, we incurred net losses of $8,405,545. We had net losses of $3,298,359 in 1999. We have incurred net losses of $3,277,006 for the six months ended June 30, 2001 and, as of June 30, 2001 we have an accumulated deficit of $16,727,219. These continuing losses may increase from current levels. If our revenues do not increase substantially, we may never become profitable. Even if we do achieve profitability, we may not sustain profitability on a quarterly or annual basis in the future.

         Dependence on Principal Product

         We will derive a significant percentage of our revenue from sales of our core system, CareLyncEDTM. As a result, any event adversely affecting sales of the product could have a material adverse effect on our results of operations, financial condition or business. Revenue associated with CareLyncEDTM could fail to materialize as a result of several factors, including price competition and sales practices. There can be no assurance that we will be successful in marketing our current products or any new or enhanced products.

         Dependence on Proprietary Software

         Our success is dependent to a significant extent on our ability to protect the proprietary and confidential aspects of our software technology. Our software technology is not patented and existing copyright laws offer only limited practical protection. We rely on a combination of trade secret, copyright and trademark laws, license agreements, nondisclosure and other contractual provisions and technical measures to establish and protect our proprietary rights in our products. There can be no assurance that the legal protections afforded to us or the steps taken by us will be adequate to prevent misappropriation of our technology. In addition, these protections do not prevent independent third-party development of competitive products or services. We believe that our products, trademarks and other proprietary rights do not infringe upon the proprietary rights of third parties. There can be no assurance, however, that third parties will not assert infringement claims against us in the future or that any such assertion will not require us to enter into a license agreement or royalty arrangement with the party asserting the claim. As competing healthcare information systems increase in complexity and overall capabilities and the functionality of these systems further overlap, providers of such systems may become increasingly subject to infringement claims. Responding to and defending any such claims may distract the attention of our management and otherwise have a material adverse effect on our results of operations, financial condition or business.

         Risks Related to Technological Change and New Product Development

         The market for our products is characterized by rapid change and technological advances requiring ongoing expenditures for research and development and the timely introduction of new products and enhancements of existing products. Our future success will depend in part upon the ability to enhance our current products, to respond effectively to technological changes, to sell additional products to our existing client base and to introduce new products and technologies that address the increasingly sophisticated needs of our clients. We will devote significant resources to the development of enhancements to our existing products and the migration of existing products to new software platforms. There can be no assurance that we will successfully complete the development of new products or the migration of products to new platforms or that our current or future products will satisfy the needs of the market for ED software systems. Further, there can be no assurance that products or technologies developed by others will not adversely affect our competitive position or render our products or technologies noncompetitive or obsolete.

         Quality Assurance and Product Acceptance Concerns

         Healthcare providers demand the highest level of reliability and quality from their information systems. Although we devote substantial resources to meeting these demands, our products may, from time to time, contain errors. Such errors may result in loss of, or delay in, market acceptance of our products. Delays or difficulties associated with new product introductions or product enhancements could have a material adverse effect on our results of operations, financial condition or business.

         Many healthcare providers are consolidating to create integrated healthcare delivery systems with greater market power. These providers may try to use their market power to negotiate price reductions for our products and services. As the healthcare industry consolidates, our client base could be eroded, competition for clients could become more intense and the importance of acquiring each client is likely to become greater.

         Risk of Product-Related Claims

          Certain of our products provide applications that relate to patient medical records and treatment plans. Any failure of the products to provide accurate, confidential and timely information could result in product liability or breach of contract claims against us by our clients, their patients or others. We intend to maintain insurance to protect against claims associated with the use of our products, but there can be no assurance that such insurance coverage will be available at a reasonable cost or, if available, will adequately cover any claim asserted against us. A successful claim brought against us in excess of our insurance coverage could have a material adverse effect on our results of operations, financial condition or business. Even unsuccessful claims could result in the expenditure of funds in litigation, as well as diversion of management time and resources. There can be no assurance that we will not be subject to product liability or breach of contract claims, that such claims will not result in liability in excess of our insurance coverage, that our insurance will cover such claims or that appropriate insurance will continue to be available to us in the future at commercially reasonable rates. Emergisoft has had actual claims related to the premature release of its Windows based product in 1997. These claims have currently been settled; however, we can give no assurance that we will not have similar or other product related claims, or that we could settle other similar product related claims.

         Risks Associated with Government Regulation

         The healthcare industry in the United States is subject to changing political, economic and regulatory influences that may affect the procurement practices and operations of healthcare organizations. During the past several years, the healthcare industry has been subject to increasing levels of government regulation of, among other things, reimbursement rates and certain capital expenditures. From time to time, certain proposals to reform the healthcare system have been considered by Congress. These proposals, if enacted, may increase government involvement in healthcare, lower reimbursement rates and otherwise change the operating environment for our clients. Healthcare organizations may react to these proposals and the uncertainty surrounding such proposals by curtailing or deferring investments, including those for our products and services. We cannot predict with any certainty what impact, if any, such proposals or healthcare reforms might have on our results of operations, financial condition or business.

         Control by Existing Management and Stockholders

         Our directors, executive officers and holders of more than 5% of our shares beneficially own approximately 64.56% of the outstanding shares of our common stock. An agreement or understanding to act in concert would allow them to continue to exercise control over our affairs, to elect the entire Board of Directors and to control the disposition of any matter submitted to a vote of stockholders.

         Reliance on Management and Key Personnel

         Management decisions of our business will be made exclusively by our directors and officers. Our stockholders will have no right or power to take part in management other than their right to vote for the election of our directors. Our operations are dependent on the continued efforts of our executive officers and senior management. Furthermore, we will likely be dependent on the senior management of any businesses acquired in the future. If any of these persons becomes unable or unwilling to continue in his or her role with us, or if we are unable to attract and retain other qualified employees, our business or prospects could be adversely affected. Although we have entered into an employment agreement, which includes confidentiality and non-compete provisions, with each of our key executive officers, there can be no assurance that any individual will continue in his present capacity with us for any particular period of time. Our success is also dependent to a significant degree on our ability to attract, motivate and retain highly skilled sales, marketing and technical personnel, including software programmers and systems architects skilled in the computer language with which our products operate. The loss of key personnel or the inability to hire or retain qualified personnel could have a material adverse effect on our results of operations, financial condition or business. Although we have been successful to date in attracting and retaining skilled personnel, there can be no assurance that we will continue to be successful in attracting and retaining the personnel we require to successfully develop new and enhanced products and to continue to grow and operate profitably.

         Possible Volatility of Stock Price

         The market price of our common stock may be subject to significant fluctuations in response to numerous factors, including variations in our annual or quarterly financial results or our competitors, changes by financial research analysts in their estimates of our earnings, conditions in the economy in general or in the healthcare or technology sectors in particular, announcements of technological innovations or new products or services by us or our competitors, proprietary rights development, unfavorable publicity or changes in applicable laws and regulations (or judicial or administrative interpretations thereof) affecting us or the healthcare or technology sectors. Moreover, from time to time, the stock market experiences significant price and volume volatility that may affect the market price of the common stock for reasons unrelated to our performance.

         Reliance on Third Party Vendors

         We depend on third-party vendors to provide software consulting and development services. We currently obtain most software consulting and development services from InfoSphere Incorporated. We cannot be certain that InfoSphere Incorporated will continue to provide its services to us at commercially reasonable prices or at all. Difficulties in obtaining alternative sources of services, if required, could adversely affect our business, future financial condition or operating results. Moreover, failure of InfoSphere Incorporated to provide to us the requested software consulting and development services for any reason would cause interruption in our ability to update, support and maintain our products, which may materially and adversely affect our business, financial condition and operating results.

         Competition

         We experience significant competition in conducting our business, and we expect such competition to continue to increase. A number of our competitors offer a broader variety of services and products and may have done so for longer periods of time. Our current and prospective competitors include large companies, some of which may be better known than us and may have greater financial, technical and marketing resources than we do.

As a result of increased competition in our industry, we expect to encounter significant pricing pressure. We cannot be certain that we will be able to offset the effects of any required price reductions through an increase in the volume of our sales, higher revenues from other business services, cost reduction or otherwise, or that we will have the resources to continue to compete successfully.

                          PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         On May 25, 2001, we acquired Emergisoft Holding, Inc., a Delaware corporation ("Emergisoft Delaware"), a leader in the design and implementation of clinical patient management systems for hospital emergency department automation across the United States. The acquisition was effectuated pursuant to an Agreement and Plan of Merger, dated March 28, 2001 (the "Merger Agreement"), by and among EMS Acquisition Corp. ("EMS"), our wholly-owned subsidiary, Emergisoft Delaware and us. In the merger, EMS was merged with and into Emergisoft Delaware with Emergisoft Delaware surviving the merger as our wholly-owned subsidiary.

         Pursuant to the Merger Agreement, we issued one share of our common stock for each one share of Emergisoft Delaware common stock outstanding immediately prior to the close of the transaction, or a total of 46,235,085 shares. In addition, we assumed all Emergisoft Delaware stock options, notes and warrants outstanding at the effective time of the merger. The transaction was intended to be treated as a tax-free reorganization within the meaning of
Section 368(a) of the Internal Revenue Code of 1986, as amended. The transaction was accounted for as a recapitalization of Emergisoft Delaware and the historical financial statements of Emergisoft Delaware became our financial statements.

         We changed our name to Emergisoft Holding, Inc. in connection with the merger and 23,364,275 shares of our common stock, held by a single individual, were canceled, leaving a total of 48,873,818 shares issued and outstanding. The former stockholders of Emergisoft Delaware currently own approximately 94.60% of our outstanding equity interests and voting rights.

         The terms of the Merger Agreement were determined on the basis of arms-length negotiations. Prior to the execution of the Merger Agreement, neither we nor any of our affiliates had any material relationship with Emergisoft Delaware or its stockholders.

         In May 2001, each of Berlwood Five, Ltd. and Woodcrest Capital, L.L.C., two of our stockholders, signed letters of commitment, approving commitments of $750,000 in financing for our benefit and allowing us to draw on such commitments in whole or in part, from time to time, and at any time prior to April 30, 2002. The letters of commitment allowed each of Woodcrest and Berlwood to elect to fund draws on the basis of a promissory note or a common stock investment or a combination of the two. If a common stock investment were selected by either Berlwood or Woodcrest, the common stock was to be issued at $.2536855 per share.

         On August 7, 2001 we delivered to each of Woodcrest and Berlwood, a promissory note in the stated principal amount of $750,000. These notes will permit us to draw, from time to time, amounts up to but not exceeding an aggregate of $1,500,000. On that date we also requested advances under the notes totaling $300,000. We are obligated to repay the principal amount of the notes, or such lesser amounts as may be advanced thereunder, and all accrued interest, on or before April 30, 2002. Interest will accrue at the rate of ten percent (10%) per annum.

         Each of the stockholders also received a warrant to purchase 600,000 shares of our common stock at $1.50 per share. In connection with any future advances under the promissory notes, we will issue similar warrants to purchase four shares of our common stock for each $1.00 advanced. The warrants are exercisable at any time prior to August 3, 2011. Both "piggyback" and "demand" registration rights related to the shares to be acquired upon exercise of the warrants are provided for in the warrants.

Item 3.  Defaults Upon Senior Securities

         NONE

Item 4.  Submission of Matters to a Vote of Security Holders

         NONE

Item 5.  Other Information

         NONE

Item 6.  Exhibits and Reports on Form 8-K

(a) The exhibits listed on the accompanying Exhibit Index are filed as part of this quarterly report.

(b) We filed the following reports on form 8-K during the fiscal quarter ended June 30, 2001

         On June 4, 2001 we reported that Emergisoft Holding, Inc., a Nevada corporation acquired Emergisoft Corporation, a Delaware corporation on May 25, 2001. The acquisition was effectuated pursuant to an Agreement and Plan of Merger, dated March 28, 2001 (the "Merger Agreement"), by and among Emergisoft Nevada, Emergisoft Delaware, and EMS Acquisition Corp.

         On August 2, 2001 we reported interim financial results for the three months ended March 31, 2001 on form 8-K/A and Form 10-SB Information.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Emergisoft Holding, Inc.




Date: August 14, 2001                  By:  /s/ Dan Witte
                                            ----------------------------
                                            Dan Witte
                                            Chief Operating Officer and
                                            Chief Financial Officer

                                            (Principal Financial and Accounting
                                            Officer and Duly Authorized Officer)

                                  Exhibit Index

4.1      Berlwood Five, Ltd. Original Commitment Letter
4.2      Berlwood Five, Ltd. Commitment Letter
4.3      Berlwood Five, Ltd. Promissory Note
4.4      Berlwood Five, Ltd. Warrant
4.5      Woodcrest Capital, L.L.C. Original Commitment Letter
4.6      Woodcrest Capital, L.L.C. Commitment Letter
4.7      Woodcrest Capital, L.L.C. Promissory Note
4.8      Woodcrest Capital, L.L.C. Warrant