Form 10QSB
period 2001-09-30
EMERGISOFT HOLDING INC
filed 2001-11-14
CIK 854776

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ________.

                         Commission File Number 33-30743

                            Emergisoft Holding, Inc.
           (Name of small business issuer as specified in its charter)

        Nevada                                              84-1121360
(State or other jurisdiction                    (IRS Employer Identification
 of incorporation or organization)                           Number)


2225 Avenue J, Arlington, Texas                              76006
(Address of principal executive offices)                   (Zip Code)

Issuer's telephone number, including area code:      (817) 633-6665


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X      No


Number of shares outstanding as of November 14, 2001:

Class:    Common Stock, par value $.001       Shares outstanding: 123,873,818


Transitional Small Business Disclosure Format
(check one)

Yes      No   X

                    EMERGISOFT HOLDING, INC. AND SUBSIDIARIES
                                      INDEX

Facing Sheet
Index

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets
         December 31, 2000 and September 30, 2001 (unaudited)

         Consolidated Statements of Operations
         Three and nine months ended September 30, 2001 and 2000 (unaudited)

         Consolidated  Statements of Cash Flows
         Nine months ended September 30, 2001 and 2000 (unaudited)

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

Item 6.  Exhibits and Reports on Form 8-K

Signatures

                         PART I. - FINANCIAL INFORMATION

                    Emergisoft Holding, Inc. and Subsidiaries
                          Consolidated Balance Sheets


                                                                      December 31, 2000      September 30, 2001
                                                                                                  Unaudited
 Assets
 Current assets:

      Cash and cash equivalents                                          $ 3,415,040              $  11,893
      Trade accounts receivable, net of allowance for
           doubtful accounts of $11,290                                      100,839                 78,104
       Prepaid expenses                                                            -                 32,387
                                                                         -----------              ---------
 Total current assets                                                      3,515,879                122,384

 Equipment and fixtures, net                                                  24,640                149,737
 Other assets                                                                 32,127                 18,500
                                                                         -----------              ---------
 Total assets                                                            $ 3,572,646              $ 290,621
                                                                         ===========              =========



 Liabilities and Stockholders' Equity
 Current liabilities:

      Accounts payable and accrued expenses                               $  832,843               $626,607
      Notes payable (net of discounts)                                       367,088                 46,621
      Deferred revenue                                                       111,717                 28,553
                                                                         -----------              ---------
 Total current liabilities                                                 1,311,648                701,781

 Notes payable - long-term (net of discounts)                                 35,560                203,874
                                                                         -----------              ---------
 Total liabilities                                                         1,347,208                905,655

 Commitments and contingencies

Stockholders' equity (deficit):
      Common Stock, $.001 par value,  750,000,000 shares
           authorized,  48,025,138 and  48,873,818  issued
           and  outstanding  at  December  31,  2000 and
           September 30, 2001, respectively                                   48,025                 48,874
      Additional capital                                                  16,733,970             18,304,930
      Deferred compensation                                              (1,106,344)              (545,844)
      Accumulated deficit                                               (13,450,213)           (18,422,994)
                                                                         -----------            -----------
Total stockholders' equity (deficit)                                       2,225,438              (615,034)
                                                                         -----------            -----------
Total liabilities and stockholders' equity                               $ 3,572,646           $    290,621
                                                                         ===========           ============



See accompanying notes

                   Emergisoft Holding, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                                   Three Months Ended September 30      Nine Months Ended September 30
                                                       2001                2000            2001               2000
                                                       ----                ----            ----               ----
                                                    (Unaudited)          (Unaudited)    (Unaudited)        (Unaudited)

Revenue                                             $   89,706         $   491,812      $  278,430         $  838,787

Cost of revenue                                          7,022              27,125           8,814            125,207
General and administrative                             975,459           1,412,008       2,900,290          3,495,296
Product development                                    587,167             579,269       2,359,312          1,019,352
                                                    ----------         -----------      ----------         ----------
Total operating expenses                             1,569,648           2,018,402       5,268,416          4,639,855

Loss from operations                                (1,479,942)         (1,526,590)     (4,989,986)        (3,801,068)
Interest expense                                        215,833             43,669         178,927            124,793
                                                    ----------         -----------      ----------         ----------
Loss before extraordinary gain on
  extinguishment of debt                             (1,695,775)        (1,570,259)     (5,168,913)      $ (3,925,861)

Gain on extinguishment of debt                                -                  -        (196,132)                 -

Net loss                                          $ (1,695,775)       $ (1,570,259)  $ ( 4,972,781)      $ (3,925,861)
                                                  =============       =============  ==============      =============

Basic and diluted net loss per share              $    (.03)          $   (.07)      $    (.10)          $    (.20)
                                                  ------------        ------------   -------------       -------------
Weighted average shares used to
    compute basic and diluted net loss              48,873,818           23,816,194     48,805,277          19,294,000
    per share                                     ============        =============  =============       =============


See accompanying notes

                    Emergisoft Holding, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                           Nine Months Ended September 30
                                                        ----------------------------------------
                                                               2001                 2000
                                                        ----------------------------------------
                                                             Unaudited            Unaudited

Operating Activities
Net loss                                                $    (4,972,781)    $     (3,925,861)
Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation and amortization                              257,814              209,612
     Amortization of deferred compensation                      568,718              342,267
     Gain on extinguishment of debt                            (196,132)                  -
     Stock-based expenses for equity issued to
       vendors for services                                     197,781            1,771,001
     Changes in assets and liabilities:
       Accounts receivable                                       22,735              148,440
       Other assets                                             (18,760)             (10,219)
       Deferred revenue                                         (83,164)            (671,737)
       Accounts payable and accrued expenses                   (206,236)             166,739
                                                         ---------------     ----------------
Net cash used in operating activities                        (4,430,025)          (1,969,758)

Investing Activity
Purchase of equipment and fixtures                             (148,453)             (39,662)
                                                         ---------------     ----------------
Cash used in investing activity                                (148,453)             (39,662)

Financing Activities
Proceeds from notes payable                                   1,350,000              100,000
Repayment of notes payable and line of credit                  (182,711)            (185,807)
Proceeds from issuance of common stock and
   exercise of options                                            8,042            2,144,793
                                                         ---------------     ----------------
Net cash provided by financing activities                     1,175,331            2,058,986
                                                         ---------------     ----------------
Net increase (decrease) in cash and cash equivalents         (3,403,147)              49,566
Cash and cash equivalents, beginning of year                  3,415,040                6,871
                                                         ---------------     ----------------

Ending cash and cash equivalents                        $        11,893           $   56,437
                                                        ================     ================
Supplemental cash flow information:
   Cash paid for interest                                            -                14,186
   Non-cash activities:
   Exchange of common stock for advances from
     stockholders                                                    -               156,920
  Additional capital recorded for fair value of
     warrants issued to convertible noteholders               1,350,000               54,942
   Exchange of common stock for account payable to
     officer                                                         -               137,539
   Stock-based expenses for equity issued to vendors
     for services                                               197,781            1,771,001
   Deferred stock based compensation                              8,218              630,000
   Common stock issued in connection with conversion
     of convertible note                                          7,768                    -


            See accompanying notes

Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

     The accompanying unaudited consolidated financial statements of Emergisoft Holding, Inc. and Subsidiaries (the Company) for the three month and nine month periods ended September 30, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

2. Liquidity and Capital Resources

     We have historically financed our operations primarily through private placements of our common stock and advances from stockholders. On October 24, 2001, Berlwood Five, Ltd., a current shareholder of ours, made an additional $2,000,000 equity investment in exchange for 75,000,000 newly issued shares of common stock. We have the right, but not the obligation, to repurchase all or any portion of the 75,000,000 shares at a repurchase price per share of $.06, exercisable at any time prior to October 25, 2002. In 2000, we issued 20,437,237 shares of common stock in a private placement for proceeds of approximately $6,900,000. In addition, we issued 1,314,376 shares of common stock in exchange for conversion of related party notes and advances totaling $341,862. In 2000, we also issued 6,880,479 shares of common stock to a stockholder for anti-dilution protection granted in connection with an investment the stockholder made in 1999. In 1999, we issued 1,975,147 shares of common stock in a private placement of common stock and approximately 3,250,000 shares of common stock to employees and related parties for proceeds of approximately $909,000. As of September 30, 2001 we had $11,893 in cash and cash equivalents.

     We have also historically issued common stock and stock options to vendors as consideration for goods and services received. For the nine months ended September 30, 2001, we have issued 708,704 shares of common stock and have recorded charges totaling $197,781 related to stock for services transactions. In 2000 we issued 2,417,692 shares of common stock and options to acquire 746,000 shares of common stock to third party vendors. In addition, we issued 6,875,000 shares of common stock to a shareholder in return for a consulting agreement. We recorded charges totaling approximately $4.1 million in 2000 related to stock for services transactions. In 1999, we issued 45,000 shares of common stock and options to acquire 171,976 shares of common stock to vendors and recorded charges totaling $65,457 related to stock for services transactions.

     Other than funding our ongoing operations, including the development of our software products, our primary uses of cash have been to acquire fixed assets and repay our indebtedness. We acquired fixed assets in the amount of $148,453 for the nine months ended September 30, 2001. We repaid $182,711 of our indebtedness for the nine months ended September 30, 2001.

     In April of this year lines of credit totaling $1,500,000 were made available to us by two of our stockholders. On August 7, 2001 we requested and received advances totaling $300,000 against the lines of credit. In connection with these advances, warrants were issued allowing the stockholders to purchase in total 1,200,000 shares of common stock at $1.50 per share. These warrants terminate on August 3, 2011. Throughout the remainder of the third quarter of 2001 we requested and received advances against the lines of credit totaling $1,050,000. In connection with these advances, warrants were issued allowing the stockholders to purchase in total 4,200,000 shares of common stock at $.75 per share. These warrants have a termination date of April 30, 2006. The warrants contain a cashless exercise feature and the warrant holders have registration rights. Under the terms of the promissory notes all outstanding principal and interest was to be due on April 30, 2002. The remaining available credit of $150,000 was advanced in October of 2001. The advance in October 2001 brought the total due in connection with the promissory notes to $1,500,000 and the total number of shares subject to warrants issued in connection with the lines of credit to 6,000,000.

     On October 24, 2001 the two shareholders agreed to extend the maturity on the $1,500,000 indebtedness one year to April 30, 2003. In consideration for the extension, we reduced the exercise price per share on the warrants issued in connection with the advances from a weighted average exercise price of $.90 to $.0267.

     We utilize significant capital to design, develop and commercialize our products. During the remainder of 2001, we intend to fund the marketing of our products and related operational activities with our latest capital investment and cash contributed from operations. We may need additional capital to further develop or enhance our current planned product offerings, introduce new products and services, and to address unanticipated competitive threats, technical problems, economic conditions or for other requirements. We anticipate that if additional capital is required such financing may include the issuance of convertible debt, convertible preferred stock, common stock or other equity securities in exchange for a cash investment in us. There can be no assurance that any such additional financing will be available to us on acceptable terms, or at all. Additional equity financing may involve substantial dilution to our then existing stockholders. In the event we are unable to raise additional capital, we may be unable to continue as a going concern or we may be required to substantially reduce or curtail our activities.

     At September 30, 2001, we had approximately $350,000 in commitments for capital expenditures purchases. The payments for these purchases will be spread over the next eight months.

     On May 25, 2001, EMS Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Pierce International Discovery, Inc., a Nevada corporation now known as Emergisoft Holding, Inc. (Pierce), merged with and into Emergisoft Holding, Inc., a Delaware corporation (Emergisoft Delaware). Pierce issued one share of its common stock in exchange for each one share of Emergisoft Delaware common stock outstanding immediately prior to the transaction. Pursuant to a Share Cancellation Agreement by and between Pierce, Emergisoft Delaware and the primary stockholder of Pierce prior to the merger, 23,364,275 of the stockholder's shares of Pierce common stock were canceled effective upon consummation of the merger. Upon the execution of this Share Cancellation Agreement, Pierce had 2,638,733 shares of common stock outstanding. The former stockholders of Emergisoft Delaware now own approximately 94.6% of Pierce's common stock and Emergisoft Delaware, as the survivor of the merger, is a wholly owned subsidiary of Pierce. Pierce had no assets and minimal liabilities at the time of the merger and had been inactive since July 1997. The merger has been accounted for as a re-capitalization of Emergisoft Delaware and Emergisoft Delaware's historical financial statements have become the financial statements of Pierce. For all periods presented, Emergisoft Delaware's historical financial statements have been retroactively restated to reflect the 2,638,733 outstanding shares of common stock of Pierce. See Management's Discussion and Analysis.

4. Subsequent Events

     On October 18, 2001 we announced termination of a letter of intent to acquire EmSTAT Corporation, which had been entered into on July 24, 2001. The termination was by mutual agreement.

     On October 24, 2001 Berlwood Five, Ltd., a current shareholder of ours, made an additional $2,000,000 equity investment in exchange for common stock.
Berlwood received 75,000,000 newly issued shares of our common stock in the transaction. We have the right, but not the obligation, to repurchase all or any portion of the 75,000,000 shares at a repurchase price per share of $.06, exercisable at any time prior to October 24, 2002.

     The share issuance to Berlwood increases the total number of our issued and outstanding shares of common stock from 48,873,818 to 123,873,818, and increases Berlwood's percentage ownership interest in our outstanding shares of capital stock from 32.26% to 73.27%.

     In connection with Berlwood's additional investment, Berlwood and Woodcrest Capital, L.L.C. agreed to the termination of two agreements existing between them concerning voting of their shares of our capital stock in the election of directors and maintenance by them of equal levels of ownership of our capital stock.

     James A. Ryffel, a founding member of Woodcrest, resigned as a member of our Board of Directors effective November 1, 2001. On November 2, 2001, Jim R. Ross was elected to fill the vacancy created by Mr. Ryffel's resignation. Mr. Ross is currently an attorney in private practice in Arlington, Texas.

     Also, on October 24, 2001, Berlwood, Woodcrest and Westpoint Investors Limited Partnership extended the maturity date on $1,500,000 of indebtedness owed by us to those entities. The one year extension gives us until April 30, 2003 to repay the indebtedness. In consideration for the extension, we reduced the exercise price per share on warrants issued to Berlwood, Woodcrest and Westpoint to acquire up to a total of 6,000,000 shares of our common stock from a weighted average exercise price per share of $.90 to $.0267.

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

Results of Operations for the Three Months Ended September 30, 2001 Compared to the Three Months Ended September 30, 2000

     Revenues

     We recognize software license revenues consistent with Financial Accounting Standards Board (FASB) Statement of Position 97-2, SOFTWARE REVENUE RECOGNITION and Staff Accounting Bulletin 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. These statements provide guidance on applying generally accepted accounting principles in recognizing revenue.

     During the three and nine months ended September 30, 2001 and 2000 our revenues were generated by deferred license fee revenue and maintenance fees pertaining to our ICUS based product. We have replaced the ICUS based product called Emergisoft with a newly developed product called CareLyncED(TM) and no longer sell the ICUS based product. (See "Legal Proceedings"). We continue to provide software support to our existing customer base using the ICUS based product. In the future, we expect to generate revenue through the sale of the newly developed product called CareLyncED(TM) and license and professional fees pertaining to GroupLyncEM(TM). We expect that the majority of future revenues will be generated from license and professional fees pertaining to CareLyncED(TM).

     We plan to aggressively market the CareLyncED(TM) and GroupLyncEM(TM) products through the addition of a national sales staff, advertising campaigns and attendance at tradeshows for emergency department physicians, nurses and hospital information technology professionals. No assurances can be given that any of the marketing efforts will result in revenue.

     Revenues for the three months ended September 30, 2001 were $89,706 compared to $491,812 in the same period last year. The decrease in revenues is primarily due to the recognition of deferred license revenue of $433,075 for one customer in the third quarter of 2000.

     Cost of Revenues

     Cost of revenues include salaries, commissions, cost of hardware, licensing fees paid to third party vendors, product duplication, manuals and miscellaneous costs related to the actual installation of a product at a client site.

     Cost of revenue totaled $7,022 in the third quarter of 2001which related to depreciation of equipment and software used in the customer service area compared to $27,125 recognized in the same period of 2000. The cost of revenue in the third quarter of 2000 also related to depreciation of equipment used in the customer service area and to license revenue deferred at December 31, 1999.

     We expect cost of revenues to increase in the future as we develop a comprehensive customer service department, which will manage installations of CareLyncED(TM) and GroupLyncEM(TM), and support existing and new clients under support and maintenance agreements. We provide a twenty-four hour, seven day a week support for clients. These expenses will primarily consist of the costs related to additional personnel and the equipment necessary to support the customer support center.

     General and Administrative Expenses

     General  and   administrative   expenses  include  salaries  and  benefits,
professional services fees, facilities costs, advertising, and other expenses related to operations of our executive, sales and financial functions.

     General and administrative expenses for the third quarter 2001 were $975,459 compared to $1,412,008 in 2000. The decrease of $436,549 is primarily the result of lower stock based compensation expense. During the three months ended September 30, 2001 we recorded $112,514 in stock based compensation expense. In the three months ended September 30, 2000 we recorded $542,415 in stock based compensation expense.

     Product Development Expenses

     Development expenses consist of costs related to the development of CareLyncED(TM) and GroupLyncEM(TM). Product development expenses were virtually unchanged in the three months ended September 30, 2001 compared to the same period of 2000. Development expenses for the three months ended September 30, 2001 were $587,167 compared to $579,269 in the same period of 2000. Outside contractor expenses were lower in the third quarter of 2001, but were offset by increased salary expense due to efforts to increase involvement of Emergisoft's personnel in the development and testing processes for CareLyncED(TM) and GroupLyncEM(TM). In the three months ended September 30, 2001 expenses resulting from outside contractors and consultants were $319,938 compared to $579,269 for the same period in 2000.

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

Results of Operations for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000

     Revenues

     Revenue for the nine months ended September 30, 2001 was $278,430 compared to $838,787 for the nine months ended September 30, 2000, a decrease of $560,357. The decrease was due primarily to lower license revenues in 2001 of $26,000 compared to license revenues in 2000 of $645,075, which resulted from revenues deferred at December 31, 1999.

     Cost of Revenues

     Cost of revenues for the nine months ended September 30, 2001 was $8,814 compared to $125,207 for the nine months ended September 30, 2000, reflecting reduced deferred license revenues from our ICUS based product.

     In the future, we expect additional cost of revenues related to client support and maintenance agreements as we build a customer base that will be using our new products CareLyncED(TM) and GroupLyncEM(TM). The majority of these future costs will be related to increased headcount in customer support positions and depreciation related to purchases of assets such as customer tracking software and equipment for use by the customer support department.

     General and Administrative Expenses

     Our general and administrative expenses decreased by $595,006 to $2,900,290 for the nine months ended September 30, 2001 compared to $3,495,296 for the same period in 2000. This decrease is primarily related to stock based compensation expense which decreased by $742,282. The decrease in stock based compensation was offset in 2001 by higher advertising expenses of $61,221, higher recruiting fees of $61,017, and higher expenses related to tradeshow attendance of $20,045.

     Product Development Expenses

     Development expenses consist of costs related to the development of CareLyncED(TM) and GroupLyncEM(TM). Product development expenses increased for the nine month period ended September 30, 2001 to $2,359,312 compared to $1,019,352 for the nine month period ended September 30, 2000. The increase is primarily due to the increased use of outside contractors in the first two quarters of 2001 and our effort to accelerate the completion of CareLyncED(TM) and GroupLyncEM(TM). For the nine month period ended September 30, 2001 outside contractor expenses were $1,757,665 compared to $1,019,352 in the same period of 2000. Development expenses related to internal personnel were $450,541 in salaries and related payroll taxes and $63,010 in recruiting fees for the nine months ended September 30, 2001. There were no internal personnel costs allocated or recruiting fees related to development in 2000. We use our own personnel as well as outside contractors in the development efforts of our new products CareLyncED(TM) and GroupLyncEM(TM). We announced the release of CareLyncED(TM) on July 26, 2001 and we anticipate GroupLyncEM(TM) to be completed during the first quarter of 2002. We will continue to incur development costs related to enhancements to our current products. There is no assurance that the general release of CareLyncED(TM) and GroupLyncEM(TM) will be successful. A successful general release will be dependent on satisfactory completion of ongoing functionality and performance testing of the products and actual results of installations in hospital facilities.

     Liquidity and Capital Resources

     We have historically financed our operations primarily through private placements of our common stock and advances from stockholders. On October 24, 2001, Berlwood Five, Ltd., a current shareholder of ours, made an additional $2,000,000 equity investment in exchange for 75,000,000 newly issued shares of common stock. We have the right, but not the obligation, to repurchase all or any portion of the 75,000,000 shares at a repurchase price per share of $.06, exercisable at any time prior to October 25, 2002. In 2000, we issued 20,437,237 shares of common stock in a private placement for proceeds of approximately $6,900,000. In addition, we issued 1,314,376 shares of common stock in exchange for conversion of related party notes and advances totaling $341,862. In 2000, we also issued 6,880,479 shares of common stock to a stockholder for anti-dilution protection granted in connection with an investment the stockholder made in 1999. In 1999, we issued 1,975,147 shares of common stock in a private placement of common stock and approximately 3,250,000 shares of common stock to employees and related parties for proceeds of approximately $909,000. As of September 30, 2001 we had $11,893 in cash and cash equivalents.

     We have also historically issued common stock and stock options to vendors as consideration for goods and services received. For the nine months ended September 30, 2001, we have issued 708,704 shares of common stock and have recorded charges totaling $197,781 related to stock for services transactions. In 2000 we issued 2,417,692 shares of common stock and options to acquire 746,000 shares of common stock to third party vendors. In addition, we issued 6,875,000 shares of common stock to a shareholder in return for a consulting agreement. We recorded charges totaling approximately $4.1 million in 2000 related to stock for services transactions. In 1999, we issued 45,000 shares of common stock and options to acquire 171,976 shares of common stock to vendors and recorded charges totaling $65,457 related to stock for services transactions.

     Other than funding our ongoing operations, including the development of our software products, our primary uses of cash have been to acquire fixed assets and repay our indebtedness. We acquired fixed assets in the amount of $148,453 for the nine months ended September 30, 2001. We repaid $182,711 of our indebtedness for the nine months ended September 30, 2001.

     In April of this year lines of credit totaling $1,500,000 were made available to us by two of our stockholders. On August 7, 2001 we requested and received advances totaling $300,000 against the lines of credit. In connection with these advances, warrants were issued allowing the stockholders to purchase in total 1,200,000 shares of common stock at $1.50 per share. These warrants terminate on August 3, 2011.

Throughout the remainder of the third quarter of 2001 we requested and received advances against the lines of credit totaling $1,050,000. In connection with these advances, warrants were issued allowing the stockholders to purchase in total 4,200,000 shares of common stock at $.75 per share. These warrants have a termination date of April 30, 2006. The warrants contain a cashless exercise feature and the warrant holders have registration rights. Under the terms of the promissory notes all outstanding principal and interest was to be due on April 30, 2002. The remaining available credit of $150,000 was advanced in October of 2001. The advance in October 2001 brought the total due in connection with the promissory notes to $1,500,000 and the total number of shares subject to warrants issued in connection with the lines of credit to 6,000,000.

     On October 24, 2001 the two shareholders agreed to extend the maturity on the $1,500,000 indebtedness one year to April 30, 2003. In consideration for the extension, we reduced the exercise price per share on the warrants issued in connection with the advances from a weighted average exercise price of $.90 to $.0267.

     We utilize significant capital to design, develop and commercialize our products. During the remainder of 2001, we intend to fund the marketing of our products and related operational activities with our latest capital investment and cash contributed from operations. We may need additional capital to further develop or enhance our current planned product offerings, introduce new products and services, and to address unanticipated competitive threats, technical problems, economic conditions or for other requirements. We anticipate that if additional capital is required such financing may include the issuance of convertible debt, convertible preferred stock, common stock or other equity securities in exchange for a cash investment in us. There can be no assurance that any such additional financing will be available to us on acceptable terms, or at all. Additional equity financing may involve substantial dilution to our then existing stockholders. In the event we are unable to raise additional capital, we may be unable to continue as a going concern or we may be required to substantially reduce or curtail our activities.

     At September 30, 2001, we had approximately $350,000 in commitments for capital expenditures purchases. The payments for these purchases will be spread over the next eight months.

Risk Factors

     History of Losses

     For our fiscal year ended December 31, 2000, we incurred net losses of $8,405,545. We had net losses of $3,298,359 in 1999. We have incurred net losses of $4,972,781 for the nine months ended September 30, 2001 and, as of September 30, 2001 we have an accumulated deficit of $18,422,994. These continuing losses may increase from current levels. If our revenues do not increase substantially, we may never become profitable. Even if we do achieve profitability, we may not sustain profitability on a quarterly or annual basis in the future.

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

                          PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

     None

Item 2. Changes in Securities

     Berlwood Five, Ltd., a current shareholder of ours, made an additional $2,000,000 equity investment in us on October 24, 2001. Berlwood received 75,000,000 newly issued shares of our common stock in the transaction. We have the right, but not the obligation, to repurchase all or any portion of the 75,000,000 shares at a repurchase price per share of $.06, exercisable at any time prior to October 24, 2002.

     The share issuance to Berlwood increases the total number of our issued and outstanding shares of common stock from 48,873,818 to 123,873,818, and increases Berlwood's percentage ownership interest in our outstanding shares of capital stock from 32.26% to 73.27%.

     In connection with Berlwood's additional investment, Berlwood and Woodcrest Capital, L.L.C. agreed to the termination of two agreements existing between them concerning voting of their shares of our capital stock in the election of directors and maintenance by them of equal levels of ownership of our capital stock.

     James A. Ryffel, a founding member of Woodcrest, resigned as a member of our Board of Directors effective November 1, 2001. On November 2, 2001, Jim R. Ross was elected to fill the vacancy created by Mr. Ryffel's resignation. Mr. Ross is currently an attorney in private practice in Arlington, Texas.


Item 3.  Defaults Upon Senior Securities

     NONE

Item 4.  Submission of Matters to a Vote of Security Holders

     NONE

Item 5.  Other Information

     NONE

Item 6.  Exhibits and Reports on Form 8-K

(a) The exhibits listed on the accompanying Exhibit Index are filed as part of this quarterly report.

     None

(b) We filed the following reports on form 8-K during the fiscal quarter ended September 30, 2001

On August 2, 2001, we reported interim financial results for the three month period ended March 31, 2001 on Form 8-K/A and Form 10-SB information

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Emergisoft Holding, Inc.




Date: November 14, 2001             By:  /s/ Dan Witte
                                         -----------------------------------
                                         Dan Witte
                                         Chief Operating Officer and
                                         Chief Financial Officer

                                         (Principal Financial and Accounting
                                         Officer and Duly Authorized Officer)