Form 10KSB
period 2001-12-31
EMERGISOFT HOLDING INC
filed 2002-04-01
CIK 854776

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                                   (MARK ONE)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM _________ TO ________

                         Commission File Number 33-30743
                            EMERGISOFT HOLDING, INC.
           (Name of small business issuer as specified in its charter)

                     Nevada                                 84-1121360
(State or other jurisdiction of incorporation       (IRS Employer Identification
or organization)                                     Number)

2225 Avenue J, Arlington, Texas                             76006
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number, including area code:   (817) 633-6665

Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, par value $.001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]   No [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10KSB. [ ]

     Registrant's revenues for the fiscal year ended December 31, 2001 were $350,081.

The aggregate market value of the registrant's voting common stock held by non-affiliates, based on the closing bid price of $0.20, as reported on the NASD Bulletin Board system on March 26, 2002 was $5,989,725. Solely for the purposes of this calculation, all executive officers and directors of the registrant and all shareholders reporting beneficial ownership of more than five percent of the registrant's common stock are considered to be affiliates. This determination of affiliates is not necessarily a conclusive determination for other purposes.

As of March 26, 2002, 199,097,069 shares of the registrant's $.001 par value common stock were outstanding. On March 13, 2002, we declared a 20-for-1 reverse stock split effective March 31, 2002. The effect of this reverse stock split has been retroactively reflected throughout the remainder of this report.

Documents incorporated by reference: Proxy statement of Emerigsoft Holding, Inc. relating to the annual meeting of stockholders to be held on June 21, 2002, which is incorporated into Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format
(check one)
Yes [ ] No [X]

                                   INDEX TO
ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                    Part I
ITEM 1.   Description of Business.....................................................................4
ITEM 2.   Description of Property... .................................................................9
ITEM 3.   Legal Proceedings.......... ...............................................................10
ITEM 4.   Submission of Matters to a Vote of Security Holders........................................10

                                    Part II

ITEM 5.   Market for Common Equity and Related Stockholder Matters...................................11
ITEM 6.   Management's Discussion and Analysis or Plan of Operations. ...............................12
ITEM 7.   Consolidated Financial Statements.........  ................ ..............................21
ITEM 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosures......39

                                    Part III

ITEM 9.   Directors and Executive Officers, Promoters and Control Persons............................39
ITEM 10.  Executive Compensation.....................................................................39
ITEM 11.  Security Ownership of Certain Beneficial Owners and Management.............................39
ITEM 12.  Certain relationships and related transactions.............................................39
ITEM 13.  Exhibits and Reports on Form 8-K...........................................................40

                                    PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

     On March 13, 2002, we declared a 20-for-1 reverse stock split effective March 31, 2002. The effect of this reverse stock split has been retroactively reflected throughout this report.

     We were incorporated under the laws of the State of Colorado in 1989 but became inactive in July 1997. In 2001, we created and later merged with a Nevada subsidiary and became a Nevada corporation.

     In May 2001, we changed our name from Pierce International Discovery, Inc. to Emergisoft Holding, Inc. In addition, on May 25, 2001, EMS Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary, merged with and into Emergisoft Holding, Inc., a Delaware corporation. In accordance with an Agreement and Plan of Merger, we issued one share of our common stock in exchange for each one share of Emergisoft common stock outstanding immediately prior to the closing of the transaction. Pursuant to a Share Cancellation Agreement by and between us, Emergisoft and Robert Kropf, our primary stockholder prior to the merger, 1,168,236 of his shares were canceled effective upon the consummation of the merger.

     As a result of the Merger, we are now a holding company with Emergisoft as a wholly-owned subsidiary. Emergisoft also has a wholly-owned subsidiary, Emergisoft Corporation, a Delaware corporation. We and our direct and indirect subsidiaries operate from our principal offices in Arlington, Texas. In the remainder of this document the terms "we," "our," and "us" refer to Emergisoft Holding, Inc., a Nevada corporation, and, where appropriate, to our direct and indirect subsidiaries. The term "Emergisoft" refers to Emergisoft Holding, Inc., a Delaware corporation and its direct subsidiary.

Forward-Looking Statements

     This document contains forward-looking statements. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are other than statements of historical facts.

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

     In addition to other factors and matters discussed elsewhere in this document, the following are important factors that, in our view, could have material adverse effects on our financial condition and results of operations: the risk factors discussed in this document; general economic, market or business conditions; changes in laws or regulations; acceptance of our principal software product, CareLyncED/TM/, by the marketplace; competition from developers of software products which perform functions similar to the functions performed by CareLyncED/TM/; the successful implementation of CareLyncED/TM/ in hospital emergency rooms who choose to utilize it; and our ability to raise capital in sufficient amounts and on acceptable terms.

Business of Emergisoft

     Emergisoft develops and markets software products directly to hospitals and physicians in the United States. Additionally, Emergisoft offers various consulting services to hospitals regarding significant process structure. We have recently introduced two new products SearchLyncPF/TM/ and EnterLync/TM/ to the suite of healthcare information data solutions. SearchLyncPF/TM/ is a web based, real-time, online patient demographic and insurance eligibility verification tool and EnterLync/TM/ is an interactive patient registration solution. Both SearchLyncPF/TM/ and EnterLync/TM/ will be marketed to hospitals, physicians, and third party insurance claims processors.

     Our core product, CareLyncED/TM/, automates the antiquated pen and paper-based process of moving patients through the emergency department (ED). The software is intuitive and is designed by physicians and clinicians to emulate the systems currently in use. Additionally, it is designed to be faster, reduce medical errors, increase hospital revenue through improved reimbursement and improve patient care due to more accurate charting.

     Emergisoft's CareLyncED/TM/ product has been under continuous development for a decade, and has replaced Emergisoft's proprietary data base product with an Oracle platform. It is the only product on the market that originated as a full-function electronic medical record (EMR), with its ancillary system functions, such as triage, patient tracking and discharge processing being derived from the EMR. In contrast, the majority of the vendors in this arena today originated as single ED process solution products (e.g., triage, tracking or discharge) and are currently engaged in attempting to reverse engineer themselves into full-function EMRs. We believe this distinction between CareLyncED/TM/ and other products offered by competitors is most evident in the sophistication and cross-integration of the database structure, the embedded Health Care Finance Administration (HCFA) documentation criteria rules-driven clinical data collection prompting, the workability of the user interface and the robustness of CareLyncED/TM/'s management information reporting.

     The CareLyncED/TM/ system is based upon a state of the art full-function, fully relational EMR database. It is configured to use with a stylus pen at the bedside on a wireless notebook size hand-held computer. Patient care data collection is driven whenever possible by templates or documentation guides
(DGs). The amount and complexity of the data now required for high quality patient care processes and optimum reimbursement is such that the best possible approach in our opinion is one that prompts the provider for the specific pieces of information needed for the patient in question. It is specifically the lack of prompting that makes voice dictation a relatively poor ED documentation solution even in the face of its top dollar cost. For example, within the CareLyncED/TM/ system, when a patient presents with the complaint of chest pain, most of the nursing questions that are prompted are tailored to the issues of chest pain. The physician in turn follows a DG that is tailored to the information that needs to be recorded in the case of a patient with chest pain, as are the patient orders, the test interpretation notes, the procedure notes and all other areas of the patient's clinical record. Other DGs can be accessed when there are multiple problems, but it is the prompting of complete information that is the core competency of the system.

     We believe pen or stylus-based systems like CareLyncED/TM/ have a significant edge over all other input approaches currently in use. Studies have indicated that the average current productivity of voice-activated input is approximately 65 words per minute, free form dictation 170 words per minute and pen-based systems 300 words per minute. The CareLyncED/TM/ system takes this measure of productivity to a new level by utilizing an innovative graphic interface for text capture that dramatically reduces the number of system interactions required to generate a given amount of textual (medical record) information. If, for example, the user wants to say that there is a 2.5 centimeter laceration on the left upper anterior forearm, most systems would require the user to separately specify the number of centimeters, the information that this is a laceration versus an abrasion or something else, that it is located on the left as opposed to the right forearm, that the location is on the upper versus the lower part of the left forearm, that the location is anterior as opposed to posterior, and that the user is finished with his input - a minimum of six keystrokes. In the CareLyncED/TM/ system the same task is accomplished by selecting an icon whose meaning is laceration and using it to draw the injury on the appropriate part of the body that is depicted in a graphic image. As the user drags and draws the laceration, the system automatically calculates the length of the laceration in centimeters and captures the text behind the graphic image that indicates that the laceration is on the left upper anterior forearm. Thus, the user accomplishes in two keystrokes what takes six in most other systems, and in CareLyncED/TM/ the user also has a permanent drawing of the actual location and extent of the wound. We believe that no other system vendor has anything approaching this kind of technological breakthrough.

     With all of the patient's clinical information in a single interactive database it becomes easy to overlay many other functions that are impossible with a paper record. Examples of this are automatic coding, alerts and cross checks for medical error prevention and highly sophisticated provider practice profiling reports.

     It is likely that the complexity of ED medical practice will continue to become more complex. While voice activated technology is being touted by some as the ultimate ED documentation solution, we do not believe that it is, primarily because of the lack of prompting. We believe voice activated technology will continue to fall short of its promise and will likely never work well in the noisy chaotic environment that is the ED most of the time. At this point we see no new technology on the horizon that will materially alter the possible solutions to the unique problems addressed by CareLyncED/TM/.

The Market

     There are roughly 5,000 EDs in the United States and approximately the same number of convenience care/urgent care facilities. Whereas the former are almost all hospital-based, the latter are primarily located at some distance from the hospital and many are designed to function as feeder facilities through some type of loose hospital affiliation. The similarities in these two types of facilities primarily center on the unscheduled, episodic nature of their patients' problems, while they differ in that convenience care/urgent care facilities typically take no true emergencies or ambulance cases.

     Of these 10,000 facilities nationwide, fewer than one hundred currently operate with anything approaching comprehensive computerization of the ED/urgent care medical care process. Most of these one hundred have developed their own proprietary systems over years of effort and at significant institutional cost. No commercially available product yet has won the support of a significant number of these facilities.

     Any ED or convenience care/urgent care facility seeing 15,000 or more patients per year is a prime candidate to benefit from the CareLyncED/TM/ legacy system. Legacy system means a client-server system wherein the primary server is co-located with the facility using it. There are presently 5,000 EDs and convenience care/urgent care facilities with patient volumes in excess of 25,000 per year, and these represent the primary market for CareLyncED/TM/.

Industry Trends

     The release of CareLyncED/TM/ was timed to enter the market at the intersection of eight major healthcare industry trends. Whereas ED practice information and management systems may have been viewed as optional in the past, we believe that the eight trends will mandate such a system for the future. These eight trends are the following:

          . All-time record ED patient volumes. ED resources are increasingly becoming overwhelmed by all-time record patient demand. To our knowledge, never before has there been greater pressure to accomplish more with less. We believe CareLyncED/TM/ can provide the robust management information reporting that is necessary to bring greater efficiency to the operation of all EDs.

          . Hospital and physician document driven reimbursement. With the advent of federal healthcare program outpatient prospective payment via Ambulatory Payer Classifications (APC) in August of 2000, reimbursement for hospital outpatient services (such as those in the ED) is determined by the content of the medical record. Emergency physicians have confronted this reality since 1995 when the HCFA instituted its Resource Based Relative Value System (RBRVS) for managing physician reimbursement. This new alignment of interests centered on the content of the medical record is expected to make it much easier to sell the value of the CareLyncED/TM/ system to both the hospital and the physicians engaged in the delivery of ED services.

          . Cost reduction over revenue enhancement. The net effect of both the movement toward managed care and the government's outpatient prospective payment system is to further fix the revenue side of the ED profitability equation. When the revenue per visit is relatively fixed, cost reduction management efforts are more immediate in their effect and of much greater value than would be similar efforts aimed at revenue enhancement strategies. Relatively fixed revenues are currently one of the biggest challenges confronting EDs.

          . The need for evidence-based medical decision-making. Medical decision-making has historically been unstructured, leaving the majority of spending decisions in the hands of each individual practitioner to practice his art as he sees fit. Increasingly, however, studies in this area have indicated that many spending decisions are made based upon incomplete data, individual misunderstanding or perceived risk. Evidence-based medical decision-making reduces spending by interposing a standard decision-making methodology between the provider's decision to order a given medical test or therapy and the actual spending action itself. These standard decision-making methodologies are increasingly evident in the medical literature and they often carry the added bonus of some degree of malpractice liability protection due to their general acceptance as practice standards. CareLyncED/TM/ can provide the real-time interactivity with the provider's actions to interpose a decision-making standard prior to the execution of spending decision orders.

          . The increasing complexity of the reimbursement system. The average ED interacts with more than seventy different payers, each of whom have multiple medical plan products. Paper-based systems have been overwhelmed for some time now in trying to cope with this degree of complexity. CareLyncED/TM/ facilitates improved management of the profusion of information. Many managed care plans are willing to pay a bonus or premium for high quality care, but only if the hospital's systems can measure it and report it.

          . Rule-based diagnosis and procedure coding. With the advent of APC there is now a plethora of rules governing how the hospital and the physician group is to code for the resources they expend on the care of each patient. In an electronic medical record environment these rules can be arithmetically expressed and the proper codes derived automatically. We believe CareLyncED/TM/ provides the added advantage of a continuous compliance audit trail so there is never a question of billing fraud and abuse exposure.

          . The need for a real-time practice information system to significantly impact medical error prevention. The recent Institute of Medicine report alleging over 100,000 patient deaths per year due to medical errors has received wide press coverage. The public is demanding action. At the same time, most ED practitioners know that little progress is possible in this area without harnessing the decision support and continuous error checking powers of a computerized system. Paper-based systems are overwhelmed and fraught with deficiencies that no amount of management intensity can possibly correct.

          . The increasing computer literacy of healthcare professionals. As recently as five years ago a majority of healthcare professionals were unfamiliar with computers. With the advent of the web, e-mail and various other advances, this is no longer true today. We believe healthcare professionals now are more open than ever before to the power of computers and to the possibility that they might improve the quality of their medical practice.

Competition

     While there are perhaps thirty competitors offering ED products that deal with some aspect of the ED medical care process, in our opinion there are no more than a handful of vendors attempting to field a full-function system such as CareLyncED/TM/. IBEX has perhaps thirty installations of its system but currently lacks as robust a physician documentation capability. EmStat has approximately fifty customers and is in the process of beta testing some parts of its physician documentation solution. Our current market intelligence shows that no one has more full-function installations than does Emergisoft/TM/ with its original legacy product. The field remains wide open for an industry standard setter.

     Emergisoft currently has installations of its original legacy product at several high profile and prestigious hospitals, such as: Mt. Sinai and St. Vincent's in New York City; The Oakwood System in Detroit; and The Riverside System in Newport News.

Physician Advisory Committee

     Emergisoft has an established physician advisory committee. This committee of well-known, respected national doctors will assist Emergisoft in future product development, offering the perspectives of ED physicians across the country.

Government Regulation

     The healthcare industry is highly regulated and is subject to changing political, economic and regulatory influences. For example, the recently issued rules under the Health Information Portability and Accountability Act of 1996 (HIPAA) will have a direct impact on the healthcare industry by requiring identifiers and standardized transactions/code sets and necessary security and privacy measures in order to ensure the protection of patient health information. These factors affect the purchasing practices and operation of healthcare organizations. Federal and state legislatures have periodically considered programs to reform or amend the U.S. healthcare system at both the federal and state level and to change healthcare financing and reimbursement systems. These programs may contain proposals to increase governmental involvement in healthcare, lower reimbursement rates or otherwise change the environment in which healthcare industry participants operate. Healthcare industry participants may respond by reducing their investments or postponing investment decisions, including investments in Emergisoft's products and services. We cannot predict with any certainty what impact, if any, such proposals or healthcare reforms might have on our results of operations, financial condition or business.

Intellectual Property

     We rely on a combination of copyright, trademark and trade secret laws to protect our proprietary rights. We cannot be certain that the steps we have taken will be adequate to prevent the misappropriation of our technology or that third parties, including competitors, will not independently develop technologies that are substantially equivalent or superior to our proprietary technology. We protect our software primarily through reliance on copyright law and trade secret protection. Generally, we distribute our software in a form that does not permit the software code to be altered by the user.

Employees

     Emergisoft currently employs twenty six full-time and three part-time individuals. The majority of the employees perform their functions from the corporate headquarters, except for our regional sales staff. Administration is made up of five full-time employees. Sales and marketing currently has eight full-time employees. Client service includes the clinical support and help-desk staff and is made up of four full-time and three part-time employees. Technical services and development, which includes all technical engineers, is comprised of nine people.

ITEM 2. DESCRIPTION OF PROPERTY

     We occupy a 10,000 square-foot facility built in 1988 located in Arlington, Texas, where Emergisoft has been located since October 31, 1998. We have entered into a triple net lease that controls our costs for the next two years. The current rate is $11,666 per month plus common area maintenance, tax and insurance charges that are estimated to be approximately $2,831 per month. The facility has approximately 3,000 square-feet of space devoted to training facilities. The training facilities provide clients with the advantage of interfacing in person with our key employees while they are on site.

ITEM 3. LEGAL PROCEEDINGS

     In December 1999, a stockholder and former officer of the Company filed suit in federal court alleging that the Company was infringing on a copyright of the ICUS database and tool set (ICUS) that was allegedly owned personally by the stockholder. Final Judgment was entered in favor of the Company in February 2001, and the Court entered an order requiring the stockholder to pay $50,000 of the Company's attorney's fees. The federal judgment is now on appeal in the United States Court of Appeals for the Fifth Circuit.

     The former officer has also made the Company a party in his divorce action, which is pending in Tarrant County District Court. Many of the claims asserted in this action are the same or essentially the same as those that were adjudicated by the federal court. The Company has sought summary judgment on those claims based on res judicata and will contest the remainder of the plaintiff's claims vigorously.

     In August 1998, the Company entered into a settlement agreement with a customer involving a claim for refund of license fees received. The settlement provided for an initial payment of $20,000 and payments of $36,556 annually, beginning on August 31, 1999, until the obligation is paid in full on or before August 31, 2002. The Company expects to make its final payment of $36,556 on August 31, 2002.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


                                      NONE

                                     Part II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no significant trading market for our common stock, which subjects the market price of our common stock to a high level of volatility.

     Our common stock is not eligible for trading on any national or regional exchange. Our common stock is currently trading on the NASDAQ Over-the-Counter Bulletin Board Trading System pursuant to Rule 15c2-11 of the Securities Exchange Act of 1934. This market tends to be highly illiquid, in part because there is no national quotation system by which potential investors can trace the market price of shares except through information received or generated by a limited number of broker-dealers that make a market in that particular stock. There are currently no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in our common stock. We are not certain that an active trading market in our common stock will develop, or if such a market develops, that it will be sustained. In addition, there is a greater chance for market volatility for securities that trade on the NASDAQ Over-the-Counter Bulletin Board Trading System as opposed to a national exchange or quotation system. This volatility may be caused by a variety of factors, including:

     .  the lack of readily available price quotations;

     .  the absence of consistent administrative supervision of "bid" and "ask"
                       quotations;

     .  lower trading volume; and

     .  market conditions.

     In addition, business events may cause a decline in the price of our common stock. These events could include, but are not limited to:

     .  announcements concerning our business or competitors;

     .  technological innovations;

     .  loss of key personnel; and

     .  government regulation.

     In a volatile market, we may experience wide fluctuations in the market price of our securities. These fluctuations may have an extremely negative effect on the market price of our securities and may prevent a stockholder from obtaining a market price equal to his purchase price when he attempts to sell our securities in the open market. In these situations, a stockholder may be required to either sell our securities at a market price which is lower than his purchase price, or to hold his investment in our securities for a longer period of time than he planned to hold this investment. A sharp decline in the price of our common stock could also result in securities class action litigation against us. Such litigation could be very costly and divert management's attention and resources, which may have a material adverse effect on our business, financial condition and results of operations.

     The market price of shares of our common stock may be adversely affected by the sale, or availability for sale, of substantial amounts of the common stock in the public market. While currently substantially all of our shares are subject to legal or contractual resale restrictions, 2,311,754 shares held by the former Emergisoft stockholders will become eligible for sale, subject to the volume limitations, manner of sale and notice requirements of Securities and Exchange Commission Rule 144, on May 25, 2002. Also, upon the expiration of a lock-up agreement with us on May 25, 2002, an additional 81,786 shares of common stock held by our primary stockholder prior to the merger with Emergisoft, will become eligible for sale without regard to the volume limitations and manner of sale and notice requirements of Rule 144.

     As of March 26, 2002, we have 210 holders of record.

Dividends

     We have not paid, and do not currently intend to pay cash dividends on our common stock in the foreseeable future. The current policy of our Board of Directors is for us to retain all earnings, if any, to provide funds for operation and expansion of our business. The declaration of dividends, if any, will be subject to the discretion of the Board of Directors, which may consider such factors as our results of operations, financial condition, capital needs and acquisition strategy.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

                            CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Emergisoft's financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. The Company believes that the following are some of the more critical judgment areas in the application of accounting policies that currently affect Emergisoft's financial condition and results of operations.

Bad Debt

     The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Emergisoft's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Impairment of Equipment and Fixtures

     In assessing the recoverability of the Company's equipment and fixtures, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges not previously recorded for these assets. At December 31, 2001, the Company had investments of $442,152 in equipment and fixtures, net of accumulated depreciation. During the year ended December 31, 2001, the Company did not record any impairment losses related to equipment and fixtures. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." See "Other Matters" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 3 to the Consolidated Financial Statements for a discussion of the impact of these standards on the Company's financial condition and results of operations, including the possibility of future impairment charges.

Revenue recognition

     Most of our sales are generated from multiple element arrangements, which require significant revenue recognition judgments, particularly in the areas of customer acceptance, installation and collectibility.

Deferred taxes

     Emergisoft records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be recognized. While Emergisoft has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event Emergisoft were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period in which such determination was made.

Results of Operations for the Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

     Revenues

     We recognize software license revenues consistent with Financial Accounting Standards Board (FASB) Statement of Position 97-2, SOFTWARE REVENUE RECOGNITION and Staff Accounting Bulletin 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. These statements provide guidance on applying generally accepted accounting principles in recognizing revenue.

     During 2001, our revenues were generated by, deferred license fees, maintenance fees and equipment sales related to our ICUS based product. We have replaced the ICUS based product called Emergisoft with a newly developed product called CareLyncED/TM/ and no longer sell the ICUS based product. We continue to provide software support to our existing customer base using the ICUS based product. In 2002 we expect to generate revenue primarily through the sale and support of CareLyncED/TM/, SearchLyncPF/TM/ and EnterLync/TM/. There can be no assurances that we will be successful in our efforts to sell CareLyncED/TM/, SearchLyncPF/TM/ or EnterLync/TM/.

     We plan to aggressively market our products through direct sales utilizing our sales staff, advertising campaigns and attendance at tradeshows for emergency department physicians, nurses and hospital information technology professionals. No assurances can be given that any of the marketing efforts will result in revenue.

     We have insignificant revenues under contract and no assurances can be given that our revenues will increase to a level that would allow us to achieve profitability.

     Revenues for the year ended December 31, 2001 were $350,081 compared to $920,428 for the year ended December 31, 2000, a decrease of 62%. The decrease was due primarily to a reduction in license fee revenue caused by a court order prohibiting Emergisoft from the sale or marketing of its ICUS based product and the delay in releasing CareLyncED/TM/. See "Legal Proceedings" above. Revenue in 2000 included license revenues of $645,075, which was deferred in 1999 pending customer acceptance. Contracted maintenance and support revenue was $318,361 in 2001 compared to $262,949 in 2000. We currently have seven clients contracted for support and maintenance of the ICUS based system. We intend to "sunset" the ICUS based product within two years and migrate our existing clients to CareLyncED/TM/. No assurances can be given that our existing clients will choose to install CareLyncED/TM/.

     Cost of Revenues

     Costs of revenues in 2001 were $19,585 compared to $184,268 in 2000, reflecting the reduced sales of our ICUS based product.

     In the future, we expect additional costs of revenue related to client support and maintenance agreements as we build a customer base that will be using our products. Most of these costs will be related to increased headcount to staff customer support and technical positions.

     General and Administrative Expenses

     General and administrative expenses include salaries and benefits, professional services fees, facilities costs, advertising, and other expenses related to operations of our executive, sales and financial functions.

     Our general and administrative expenses decreased to $4,024,034 in 2001 from $6,390,406 in 2000. The difference is primarily due to stock-based compensation expense recorded in 2000 of $2,643,288 related to common stock issued to a shareholder for consulting. Offsetting the decrease in consulting expenses were increases in 2001 of $47,476 in legal and professional fees, an increase in salary and related payroll taxes of $145,453 and an increase in insurance expenses of $131,787.

     Development Expenses

     Development expenses consist of costs primarily related to the development and testing of our core product CareLyncED/TM/ and to a lesser extent GroupLyncEM/TM/. The general release of CarelyncED was announced in July 2001. GroupLyncEM/TM/ has not been released pending additional development and performance testing. There is no assurance that the general release of GroupLyncEM/TM/ will occur. General release is dependent on satisfactory completion of ongoing functionality and performance testing of the product. Product development expenses increased in 2001 to $2,727,307 from $2,500,311 in 2000. The increase is due primarily to the increased salary costs and related hiring fees offset by lower expenses incurred for outside contractors. In 2001 salary and related taxes allocated to development were $693,579. Hiring fees related to new development staff were $71,855 in 2001. In contrast, there were no salaries allocated to development in 2000 due to the full time use of an outside contractor for the development of CareLyncED/TM/. Expenses for outside contractors in 2001 were $1,858,824 compared to $2,500,311 in 2000 a decrease of $641,487. We will continue to incur development costs related to enhancements to our current products. We expect the trend toward reduced outside development costs to continue in 2002.

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

     The former officer also has made us a party in his divorce action, which is pending in a Tarrant County, Texas district court. Many of the claims asserted in this action are the same or essentially the same as the claims, which were dismissed by the federal court. We will seek dismissal of those claims at the appropriate time and contest the remainder of the plaintiff's claims vigorously.

     Liquidity and Capital Resources

     We have historically financed our operations primarily through private placements of our common stock and advances from stockholders. In February of 2002, we issued 3,750,000 shares of common stock to one of our major stockholders in exchange for $2,000,000. On October 24, 2001, we issued 3,750,000 shares of common stock to the same stockholder in exchange for $2,000,000.

     In April of 2001, lines of credit totaling $1,500,000 were made available to us by two of our stockholders. On August 7, 2001 we requested and received advances totaling $300,000 against the lines of credit. In connection with these advances, warrants were issued allowing the stockholders to purchase in total 60,000 shares of common stock at $30.00 per share. These warrants terminate on August 3, 2011. Throughout the remainder of the third quarter of 2001 we requested and received advances against the lines of credit totaling $1,050,000. In connection with these advances, warrants were issued allowing the stockholders to purchase in total 210,000 shares of common stock at $15.00 per share. These warrants have a termination date of April 30, 2006. The warrants contain a cashless exercise feature and the warrant holders have registration rights. Under the terms of the promissory notes all outstanding principal and interest was to be due on April 30, 2002. The remaining available credit of $150,000 was advanced in October of 2001. The advance in October 2001 brought the total due in connection with the promissory notes to $1,500,000 and the total number of shares subject to warrants issued in connection with the lines of credit to 300,000.

     On October 24, 2001 the two stockholders agreed to extend the maturity on the $1,500,000 indebtedness one year to April 30, 2003. In consideration for the extension, we reduced the exercise price per share on the warrants issued in connection with the advances from a weighted average exercise price of $18.00 to $0.534.

     In 2000, we issued 1,021,862 shares of common stock in a private placement for proceeds of approximately $6,900,000. In addition, we issued 65,719 shares of common stock in exchange for conversion of related party notes and advances totaling $341,862. In 2000, we also issued 344,024 shares of common stock to a stockholder for anti-dilution protection granted in connection with an investment the stockholder made in 1999. As of March 26, 2002 we had approximately $1,481,000 in cash and cash equivalents.

     We have also historically issued common stock and stock options to vendors as consideration for goods and services received. In 2001, we issued 35,435 shares of common stock and 3,400 options to acquire common stock to third party vendors. In 2000, we issued 120,885 shares of common stock and options to acquire 37,300 shares of common stock to third party vendors. Also in 2000, we issued 343,750 shares of common stock to a shareholder in return for a consulting agreement. We recorded charges totaling approximately $4.1 million in 2000 related to stock for services transactions.

     Other than funding our ongoing operations, including the development of our software products, our primary uses of cash have been to acquire fixed assets and repay our indebtedness. We acquired fixed assets in the amount of $460,175 and $44,201 in 2001 and 2000 respectively. We repaid $182,711 and
$295,848 of our indebtedness in 2001 and 2000, respectively.

     We utilize significant capital to design, develop and commercialize our products. During 2002, we will need additional capital to further develop or enhance our current planned product offerings, introduce new products and services, and to address unanticipated competitive threats, technical problems, economic conditions or for other requirements. In addition, we may enter into discussions to merge with or acquire other companies. This additional capital financing may include the issuance of convertible debt, convertible preferred stock, common stock or other equity securities in exchange for a cash investment in us. There can be no assurance that any such additional financing will be available to us on acceptable terms, or at all. Additional equity financing may involve substantial dilution to our then existing stockholders. In the event we are unable to raise additional capital, we may be required to substantially reduce or curtail our activities.

     On March 28, 2002, a current shareholder of ours committed to provide financing to us of up to $2,500,000. We may draw on the financing commitment in whole or in part, from time to time and at any time prior to June 30, 2003, by giving the shareholder five days advance written notice. Upon receipt of a draw request from us, the shareholder will fund the request in exchange for an issuance of our common stock at a per share price of $.533332. All shares issued to the shareholder will be issued following a 20-for-1 reverse stock split of our outstanding shares of common stock, which is to become effective March 31, 2002. Shares issued to the shareholder under the financing commitment will be subject to a right of repurchase at $2.40 per share for a period of one year following the date of issuance. In consideration for the financing commitment by the shareholder and a further commitment by the shareholder to participate on a one-third basis with other third parties in a future financing currently in the planning phase, we agreed to issue 1,000,000 post split shares of our common stock to the shareholder on April 1, 2002 for $100,000.

The following table summarizes the Company's obligations and commitments to be paid in 2002, 2003 and 2004:

Nature of Commitment                        2002            2003         2004

Operating Lease Payments               $ 194,341     $   123,750     $ 15,313
Long-term debt                           331,697       1,500,000         -
                                       ---------------------------------------
Total obligations and commitments      $ 526,038     $ 1,623,750     $ 15,313
                                       =======================================

At March 26, 2002, we had no material commitments for capital expenditures.

                                  OTHER MATTERS


     In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting The Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company adopted SFAS No. 144 as of January 1, 2002 and does not expect that the adoption of the Statement will have a significant impact, if any, on the Company's financial position or results of operations.


RISK FACTORS

     We have had a history of losses, we expect losses in the future, and there can be no assurance that we will be profitable in the future.

     For our fiscal year ended December 31, 2001, we incurred net losses of $6,648,379. We had net losses of $8,405,545 in 2000. As of December 31, 2001, we had an accumulated deficit of $20,098,592. Management expects these losses to continue in 2002. If our revenues do not increase substantially, we may never become profitable. Even if we do achieve profitability, we may not sustain profitability on a quarterly or annual basis in the future.

     We will require additional financing, but we may be unable to obtain it on favorable terms or at all.
We will require additional funding to continue operations through 2002. Beyond 2002 we may continue to require additional financing to fund our operations. We are maintaining an on-going effort to locate sources of additional financing. However, there can be no assurance that we will be successful in locating such sources.

     Our ability to obtain additional financing will be subject to a number of factors, including our operating performance, the terms of existing indebtedness, and general economic and market conditions. We cannot be certain that we will be able to obtain additional financing on acceptable terms, if at all. If we issue additional equity securities to raise capital, our stockholders may experience significant dilution and the new securities may have rights, preferences or privileges greater than those of our existing stockholders. If we cannot obtain additional financing when needed, we may not be able to fund our operations or to remain in business, which could result in a total loss of your investment.

     Dependence on Principal Product

     We will expect to derive a significant percentage of our revenue from sales of our core system, CareLyncED/TM/. As a result, any event adversely affecting expected sales of the product could have a material adverse effect on our results of operations, financial condition or business. Revenue associated with CareLyncED/TM/ could fail to materialize as a result of several factors, including price competition and sales practices. There can be no assurance that we will be successful in marketing our current products or any new or enhanced products.

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

     Reliance on Third Party Vendors

     We depend on third-party suppliers to provide data related to our online patient demographic and insurance eligibility verification tool and hardware and software suppliers related to our other products. We cannot be sure that our suppliers will continue to sell or lease their products and services to us at commercially reasonable prices or at all. Difficulties in developing alternative sources of supply, if required, could adversely affect our business.

     We Depend on Protection of Our Proprietary Rights

     We rely on a combination of copyright, trademark and trade secret laws to protect our proprietary rights. We cannot be certain that the steps we have taken will be adequate to prevent the misappropriation of our technology or that third parties, including competitors, will not independently develop technologies that are substantially equivalent or superior to our proprietary technology.

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

     Control by Existing Management and Stockholders

     Our directors, executive officers and holders of more than 5% of our shares beneficially own approximately 92% of the outstanding shares of our common stock. An agreement or understanding to act in concert would allow them to continue to exercise control over our affairs, to elect the entire Board of Directors and to control the disposition of any matter submitted to a vote of stockholders.

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

     As a result of increased competition in our industry, we expect to encounter significant pricing pressure. We cannot be certain that we will be able to offset the effects of any required price reductions through an increase in the volume of our sales, higher revenues from other business services, cost reduction or otherwise, or that we will have the resources to continue to compete successfully. You should read "Description of Business; Competition" for further discussion of the competitors in our industry and competing products.

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS

                   Index to Consolidated Financial Statements

Report of Independent Auditors

Consolidated Balance Sheet

Consolidated Statements of Operations

Consolidated Statements of Changes in Stockholders' Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

                         Report of Independent Auditors

The Board of Directors
Emergisoft Holding, Inc.

We have audited the accompanying consolidated balance sheet of Emergisoft Holding, Inc. and subsidiary as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Emergisoft Holding, Inc. and subsidiary at December 31, 2001, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                                                    /S/ Ernst & Young LLP

Dallas, Texas
March 31, 2002

                    Emergisoft Holding, Inc. and Subsidiary
                           Consolidated Balance Sheet

                                                             December 31, 2001

Assets

Current assets:

  Cash and cash equivalents                                         $   661,509

  Trade accounts receivable, net of allowance for
    doubtful accounts of $26,000                                        104,880
                                                                 ---------------
Total current assets                                                    766,389

Equipment and fixtures, net                                             442,152
Other assets                                                             42,417
                                                                 ---------------
Total assets                                                        $ 1,250,958
                                                                 ===============

Liabilities and Stockholders' Equity

Current liabilities:

  Accounts payable and accrued expenses                             $   363,340
  Notes payable - current, net of discounts                             328,564
  Deferred revenue                                                      153,803
                                                                 ---------------
Total current liabilities                                               845,707

  Notes payable with Related Parties - long-term, net of
    discounts                                                           410,536
                                                                 ---------------
Total liabilities                                                     1,256,243

Commitments and contingencies                                                 -

Stockholders' equity (deficit):
  Common Stock, $.001 par value, 37,500,00 shares
    authorized, 6,193,891 issued and outstanding at
    December 31, 2001.                                                    6,194
  Additional capital                                                 20,515,733
  Deferred compensation                                                (428,620)
  Accumulated deficit                                               (20,098,592)
                                                                 ---------------
Total stockholders' deficit                                              (5,285)
                                                                 ---------------
Total liabilities and stockholders' equity                          $ 1,250,958
                                                                 ===============

See accompanying notes

                    Emergisoft Holding, Inc. and Subsidiary
                      Consolidated Statements of Operations



                                                  Year Ended December 31
                                                 2001                 2000
                                                 ----                 ----

Revenue                                      $     350,081       $    920,428

Cost of revenue                                     19,585            184,268
General and administrative                       4,024,034          6,390,406
Development                                      2,727,307          2,500,311
                                           ----------------------------------
Total operating expenses                         6,770,926          9,074,985
                                           ----------------------------------

Loss from operations                            (6,420,845)        (8,154,557)
Interest income                                    (50,762)                 -
Interest expense                                   474,428            250,988
                                           ----------------------------------

Loss before extraordinary gain on               (6,844,511)        (8,405,545)
  extinguishment of debt
Gain on extinguishment of debt                    (196,132)                 -
                                           ----------------------------------
Net loss                                     $  (6,648,379)      $ (8,405,545)
                                           ==================================
Basic and diluted net loss per share         $       (2.12)      $      (7.29)
                                           ----------------------------------
Weighted average shares used to compute          3,134,090          1,153,131
  basic and diluted net loss per share     ==================================

See accompanying notes

                    Emergisoft Holding, Inc. and Subsidiary
      Consolidated Statements of Changes in Stockholders' Equity (Deficit)

                                              Common Stock          Additional       Deferred    Accumulated
                                          ----------------------
                                           Shares      Par Value      Capital     Compensation     Deficit         Total
                                          ------------------------------------------------------------------------------------

                                          ------------------------------------------------------------------------------------
Balance at January 1, 2000                  494,187      $   494       3,634,105      (453,853)    (5,044,668)     (1,863,922)
  Common stock issued in private
    placements                            1,021,862        1,022       6,919,510             -              -       6,920,532
  Common stock issued to vendors for
    goods and services                      464,635          464       4,182,047             -              -       4,182,511
  Common stock issued to related party
    pursuant to antidilution protection     344,024          344            (344)            -              -               -
  Common stock issued upon
    conversion of convertible notes
    and advances from stockholders           65,719           66         341,796             -              -         341,862
  Value of warrants granted with
    convertible note                              -            -          54,942             -              -          54,942
  Stock options issued to vendors for
    services                                      -            -          42,294             -              -          42,294
  Common stock issued for exercise of
    preemptive rights                        10,830           11         142,973             -              -         142,984
  Deferred compensation related to
    stock options                                 -            -       1,462,271    (1,462,271)             -               -
  Amortization of deferred
    compensation                                  -            -               -       809,780              -         809,780
  Net loss                                        -            -               -             -     (8,405,545)     (8,405,545)
                                          ------------------------------------------------------------------------------------
Balance at December 31, 2000              2,401,257      $ 2,401    $ 16,779,594   $(1,106,344)  $(13,450,213)    $ 2,225,438

  Common stock issued in private
    placement                             3,750,000        3,750       1,996,250             -              -       2,000,000
  Common stock issued to vendor for
    services                                 35,435           36         198,718             -              -         198,754
  Common stock issued upon exercise
    of employee options                       5,063            5           6,594             -              -           6,599
  Common stock issued upon
    conversion of convertible notes           2,136            2           8,543             -              -           8,545
  Value of warrants issued in
    connection with shareholder loan              -            -       1,500,000             -              -       1,500,000
  Stock options issued to vendors for
    services                                      -            -          19,757             -              -          19,757
  Deferred compensation related to
    stock options                                 -            -           6,277        (6,277)             -               -
  Amortization of deferred
    compensation                                  -            -               -       684,001              -         684,001
  Net loss                                        -            -               -             -     (6,648,379)     (6,648,379)
                                          ------------------------------------------------------------------------------------
Balance at December 31, 2001              6,193,891      $ 6,194    $ 20,515,733   $  (428,620)  $(20,098,592)    $    (5,285)
                                          ------------------------------------------------------------------------------------

See accompanying notes

                    Emergisoft Holding, Inc. and Subsidiary
                      Consolidated Statements of Cash Flows

                                                                  2001             2000
                                                            ------------------------------------
Operating Activities
Net loss                                                     $   (6,648,379)   $   (8,405,545)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation                                                     42,663           126,942
    Amortization of debt discount                                   438,909           204,553
    Amortization of deferred compensation                           684,001           809,780
    Stock-based expenses for equity issued to
      vendors for services                                          218,511         4,087,266
    Gain on extinguishment of debt                                 (196,132)                -
Changes in assets and liabilities:
    Accounts receivable                                              (4,041)           82,406
    Other assets                                                    (10,290)           (9,846)
    Deferred revenue                                                 42,086          (644,108)
    Accounts payable and accrued expenses                          (469,503)          333,254
                                                           ------------------------------------
Net cash used in operating activities                            (5,902,175)       (3,415,298)

Investing Activity
Purchase of equipment and fixtures                                 (460,175)          (44,201)
                                                           ------------------------------------
Cash used in investing activity                                    (460,175)          (44,201)
Financing Activities
Proceeds from notes payable with Related Parties                  1,500,000                 -
Proceeds from notes payable                                         284,930           100,000
Repayment of notes payable and line of credit                      (182,710)         (295,848)
Proceeds from issuance of common stock and exercise of
  options                                                         2,006,599         7,063,516
                                                           ------------------------------------
Net cash provided by financing activities                         3,608,819         6,867,668
                                                           ------------------------------------

Net (decrease) increase in cash and cash equivalents             (2,753,531)        3,408,169
Cash and cash equivalents, beginning of year                      3,415,040             6,871
                                                           ------------------------------------
Cash and cash equivalents, end of year                       $      661,509    $    3,415,040
                                                           ====================================

Supplemental cash flow information:
  Cash paid for interest                                     $        1,141    $       22,730

  Non-cash activities:
    Exchange of common stock for advances from
      stockholders                                                       -            156,920
    Deferred stock-based compensation                                 6,277         1,462,271
    Additional capital recorded for fair value of
      warrants issued to convertible note holders                       -              54,942
    Additional capital recorded for fair value of
      warrants issued to promissory note holders                  1,500,000                 -
    Exchange of common stock for account payable to
      officer                                                             -           137,539
    Stock-based expenses for equity issued to vendors for
      services                                                      218,511         4,087,266
    Exchange of common stock for note payable                         8,545           184,942

See accompanying notes

                    Emergisoft Holding, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

NOTE 1. BASIS OF PRESENTATION, ORGANIZATION, OPERATIONS, LIQUIDITY AND REVERSE MERGER

      The Company was incorporated under the laws of the State of Colorado in 1989 but became inactive in July 1997. In 2001, the Company created and later merged with a Nevada subsidiary and became a Nevada corporation.

     In May 2001, the Company changed its name from Pierce International Discovery, Inc. to Emergisoft Holding, Inc. In addition, on May 25, 2001, EMS Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary, merged with and into Emergisoft Holding, Inc., a Delaware corporation. In accordance with an Agreement and Plan of Merger, the Company issued one share of its common stock in exchange for each one share of Emergisoft common stock outstanding immediately prior to the closing of the transaction. Pursuant to a Share Cancellation Agreement by and between the Company, Emergisoft and Robert Kropf, the Company's primary stockholder prior to the merger, 1,168,236 of his shares were canceled effective upon the consummation of the merger.

     On March 13, 2002, the Company declared a 20 for 1 reverse stock split effective March 31, 2002. The effect of this reverse stock split has been retroactively reflected throughout the financial statements.

     Emergisoft develops and markets software products directly to hospitals and physicians in the United States. Additionally, Emergisoft offers various consulting services to hospitals. The Company has sustained losses for each of the two years in the period ended December 31, 2001, and has an accumulated deficit of approximately $20.1 million at December 31, 2001.

     The Company utilizes significant capital to design, develop and commercialize its products. During 2002, the Company intends to fund the marketing of its products and related operational activities by utilizing our lines of credit and cash contributed from operations. The Company may need additional capital to further develop or enhance its current planned product offerings, introduce new products and services, and to address unanticipated competitive threats, technical problems, economic conditions or for other requirements. The Company anticipates that if additional capital is required such financing may include the issuance of convertible debt, convertible preferred stock, common stock or other equity securities in exchange for a cash investment in the Company. There can be no assurance that any such additional financing will be available to the Company on acceptable terms, or at all. Additional equity financing may involve substantial dilution to the Company's then existing stockholders. In the event the Company is unable to raise additional capital, the Company may be required to substantially reduce or curtail its activities.

     On March 28, 2002, a current shareholder of ours committed to provide financing to us of up to $2,500,000. We may draw on the financing commitment in whole or in part, from time to time and at any time prior to June 30, 2003, by giving the shareholder five days advance written notice. Upon receipt of a draw request from us, the shareholder will fund the request in exchange for an issuance of our common stock at a per share price of $.533332. All shares issued to the shareholder will be issued following a 20-for-1 reverse stock split of our outstanding shares of common stock, which is to become effective March 31, 2002. Shares issued to the shareholder under the financing commitment will be subject to a right of repurchase at $2.40 per share for a period of one year following the date of issuance. In consideration for the financing commitment by the shareholder and a further commitment by the shareholder to participate on a one-third basis with other third parties in a future financing currently in the planning phase, we agreed to issue 1,000,000 post split shares of our common stock to the shareholder on April 1, 2002 for $100,000. As of March 28, 2002 the shareholder owns approximately 83% of the Company and is considered the parent.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash Equivalents

     The Company considers all highly liquid investments and time deposits with original maturities of three months or less when purchased to be cash equivalents.

Equipment and Fixtures

     Equipment and fixtures are recorded at cost with depreciation and amortization provided on a straight-line basis over the estimated useful lives of the assets.


     Expenditures for maintenance and repairs, as well as minor renewals, are charged to operations as incurred. Upon retirement or sale of the asset, the cost of the asset and the related accumulated depreciation are removed from the respective accounts and any resulting gain or loss is included in operations.

Revenue Recognition

     Revenues since the Company's inception have been derived from the sale of software licenses, maintenance fees, and sales of computer hardware.

     Revenue for software sales is recognized in accordance with the provisions of American Institute of Certified Public Accountants' Statement of Position
(SOP) 97-2, Software Revenue Recognition. Under SOP 97-2, software sales are recognized upon execution of a contract and delivery of software, provided that the license fee is fixed and determinable, no significant production modification or customization of the software is required, and collection is considered probable by management. In the event that the Company has been contracted to install a combination of hardware and software, revenue for hardware and software sales is deferred until installation is complete. The costs of the hardware installed are also deferred until installation is complete. The Company provides maintenance services in the form of telephone customer and technical support and software upgrades on its software products as an accommodation to purchasers of these products and as a means of fostering customer satisfaction. Maintenance revenue is recognized over the term of the maintenance contract, generally four years.

Deferred Revenue

     Deferred revenue represents amounts billed to customers under terms specified in software licensing, hardware, and maintenance contracts for which completion of contractual terms, delivery or installation of the software has not occurred.

Product Development Costs

     Product development costs are expensed as incurred and relate primarily to the development of new products and the ongoing maintenance of existing products. Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the point at which the product is available for general release to customers. Since the Company's inception, the establishment of technological feasibility of products, and the general release of such software have substantially coincided. As a result, software development costs qualifying for capitalization have been insignificant and, therefore, the Company has historically expensed all software development costs as the costs are incurred.

NOTE 2. Continued

General and Administrative Expenses

     General and administrative expenses represent all corporate and general support costs, including personnel, outside vendor services, and other overhead costs.

Advertising

     Advertising expense is comprised of media, agency, and production expenses. Advertising costs are expensed as incurred and totaled approximately $91,000 and $61,000 for the years ended December 31, 2001 and 2000, respectively.

Federal Income Taxes

     The Company records deferred taxes for the tax effect of differences between the financial reporting bases and the income tax bases of the Company's assets and liabilities. A valuation allowance is provided for a portion or all of the deferred tax assets when realization is not reasonably assured.

Stock-Based Compensation

     The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees. Under APB 25, the Company recognizes no compensation expense related to employee stock options unless such options have been granted with exercise prices at less than the fair market value of the stock on the date of grant. The Company provides the supplemental disclosures required by Financial Accounting Standard No. 123 (FAS 123), Accounting for Stock-Based Compensation, which assumes the recognition of compensation expense based on the fair value of options on the grant date. The Company follows the provisions of FAS 123 and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Connection with Selling Goods or Services, for equity instruments granted to non-employees. The Company recorded charges of $902,512 and $4,897,046 for the years ended December 31, 2001 and 2000, respectively, relating to equity issued to vendors for services, equity issued to employees below fair market value, and the amortization of deferred compensation for options granted to employees. In 2001, all charges are included in general and administrative. For the 2000 charges, $4,502,220 is included in general and administrative expense and $394,826 is included in product development expense.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results may differ from those estimates.

NOTE 3:  RECENTLY ISSUED ACCOUNTING STANDARDS

      In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company adopted SFAS No. 144 as of January 1, 2002 and does not expect that the adoption of the Statement will have a significant impact, if any, on the Company's financial position or results of operations.

NOTE 4.  EQUIPMENT AND FIXTURES

Equipment and fixtures consisted of the following at December 31, 2001:

                                                 Depreciable Life
                                               --------------------

Office computer equipment                             5 years       $ 1,245,502
Furniture, fixtures, and other office equipment    5 - 7 years           65,077
Vehicles                                              5 years            27,941
Leasehold improvements                                3 years            19,540
                                                                   -------------
                                                                      1,358,060
Less accumulated depreciation and
  amortization
                                                                        915,908
                                                                   -------------
Equipment and fixtures, net                                         $   442,152
                                                                   =============
NOTE 5.  CONVERTIBLE DEBT
In 2001, convertible note holders converted $8,545 in convertible notes to 2,136 shares of common stock.

NOTE 6.   NOTES PAYABLE

The Company's notes payable consist of the following at December 31, 2001:

Notes payable provided by two shareholders bearing interest at 10%, principal
  and interest due April 30, 2003. (See Note 11)                                             $ 1,500,000
Term note payable for asset purchase, bearing interest at 10% per annum and requiring
  scheduled payments through September 2002                                                      284,930
Term note payable for legal settlement, interest imputed at 9% per annum, payments of
  $36,556 due annually on August 31 through 2002.                                                 36,556

Note payable to stockholders, bearing interest at 10% per annum and due December
  2002, convertible to common stock at a conversion price of $4.00
  per share (see Note 7).                                                                          7,290

Note payable bearing interest at 9.5% and requiring monthly payments of $313
  through 2002; collateralized by equipment.                                                       2,921
                                                                                         ------------------
                                                                                               1,831,697
Less:
  Unamortized discounts on notes payable                                                       1,092,597
  Current portion                                                                                328,564
                                                                                         ------------------
Long term portion                                                                            $   410,536
                                                                                         ==================

NOTE 7.   STOCKHOLDERS' EQUITY

COMMON STOCK

     On October 24, 2001 Berlwood Five, Ltd., a current shareholder of ours, made an additional $2,000,000 equity investment in exchange for common stock. Berlwood received 3,750,000 newly issued shares of our common stock in the transaction. We have the right, but not the obligation, to repurchase all or any portion of the 3,750,000 shares at a repurchase price per share of $1.20, exercisable at any time prior to October 24, 2002.

     In 2001, the Company issued 35,435 shares of common stock and options to purchase 3,400 shares of common stock to certain vendors and consultants. In connection with these issuances of common stock and options, the Company recorded charges of $198,754 for the year ended December 31, 2001.

     In March 2000, the Company commenced a private offering of its securities. During 2000, the Company issued 1,021,862 shares of its common stock (exclusive of stock options) for net cash proceeds of approximately $6.9 million.

     In 2000, the Company issued 447,442 shares of common stock and options to purchase 12,175 shares of common stock to certain vendors and consultants. The shares were primarily issued to a related party (see Note 10), the Company's landlord in settlement of rent and to a related party for development of its CareLyncED(TM) product offering. In connection with these issuances of common stock and options, the Company recorded charges of $4,087,266 for the year ended December 31, 2000.

NOTE 7.   CONTINUED

     In December 1999, the Company received an advance of $100,000 against a $200,000 convertible note bearing interest of 10% per annum. The note was convertible to common stock at a conversion rate of $8.00 per share; in certain circumstances, the conversion price was to be reduced to $4.00 per share. In January 2000, the Company received an additional $84,942 pursuant to the convertible note and the conversion price was reduced to $4.00 per share for the entire indebtedness. In connection with the transaction, the Company issued a ten-year warrant to acquire 23,118 shares of common stock at an exercise price of $8.00 per share. In 1999, the Company recorded a discount of approximately $130,000 against the convertible note based on the fair value of the warrant, which is being amortized over the two-year term of the note. In 2000, the Company recorded an additional discount of $54,942 to reflect the reduction of the note's conversion price in January 2000. In December 2000, the note was converted to 46,236 shares of common stock. In addition to the equity granted in the transaction, the Company granted the stockholder anti-dilution protection. As a result of the anti-dilution protection, additional equity was to be granted to the stockholder in the event of any future issuance of equity. The additional equity was to be issued at no cost to the stockholder. The Company issued 344,024 shares of common stock in 2000 as a result of the anti-dilution provisions granted to the stockholder. The Company also entered into a consulting agreement with its stockholder (see Note 11).

     The Company declared a 4-for-1 reverse stock split effective March 6, 2000. The Company declared a 20-for-1 reverse stock split effective March 31, 2002. The effects of these reverse stock splits have been retroactively reflected throughout the financial statements.

At December 31, 2001, common stock reserved for future issuance is as follows:

                                         Shares
                                     -------------
Options outstanding and available
    for grant                           1,286,700
Warrants                                  324,821
                                     -------------
Total                                   1,611,521
                                     =============

NOTE 7.   CONTINUED

STOCK OPTION PLAN

     During 2001 and 2000, the Company granted stock options to employees pursuant to its 1998 Incentive Stock Option Plan (the Plan). The Plan, as amended, permits the Company to grant a maximum of 500,000 shares of common stock to employees and directors under various stock awards, including options, at exercise prices not less than the fair market value of the stock at the date of grant as determined by the Company's Board of Directors.

     Stock options may be exercised over a period not to exceed ten years and generally vest ratably for five years from the date of grant. The changes in all outstanding options are as follows:

                                                            Weighted
                                         Shares             Average
                                         Under            Exercise Price
                                         Option            Per Share
                                   ------------------- -------------------
Balance at December 31, 1999              91,193              2.00
  Granted                                280,869              7.40
  Exercised                               (5,250)             4.20
  Canceled                               (14,656)             3.40
                                     ----------------
Balance at December 31, 2000             352,156              6.20
  Granted                                 21,219             12.40
  Exercised                               (2,062)            11.40
  Canceled                              (109,613)             6.80
                                     ----------------
Balance at December 31, 2001             261,700              6.40
                                     ================

     Options to purchase 153,797 shares were exercisable as of December 31, 2001, with a weighted average exercise price of $6.60. Options to purchase 128,081 shares were exercisable as of December 31, 2000, with a weighted average exercise price of $3.80.

     The following table summarizes the number of options, the exercise prices, and the weighted average remaining life of all options outstanding at December 31, 2001:

                        Number of Options         Weighted Average
Exercise Price            Outstanding              Remaining Life
------------------- ------------------------- ------------------------

  $   1.20                    68,575                 7.2 years
      2.00                    77,500                 8.9 years
      8.00                     7,100                 7.7 years
     12.80                   105,400                 8.8 years
     16.00                     3,125                 8.1 years
                       --------------------
                             261,700
                       ====================

NOTE 7.   CONTINUED

     Certain employees and consultants of the Company have been granted options under the Plan to purchase shares of the Company's common stock at less than fair value. Options to acquire 900 and 131,800 shares of common stock were issued in 2001 and 2000, respectively, with exercise prices less than the fair market value at the date of grant. In February 1999, the exercise price for all previously issued options was reduced from $8.00 to $1.20. Options to acquire 9,375 shares of stock were exercised immediately. Options to acquire 1,939 shares of common stock remain outstanding and are subject to variable accounting as a result of the re-pricing activity. The Company recorded deferred stock compensation related to options issued to employees of $6,277 and $1,462,271 for the years ended December 31, 2001 and 2000, respectively, for the difference between the exercise price and the fair market value of the Company's common stock underlying certain options granted. The deferred stock compensation recorded in 2001 and 2000 includes the effects of adjusting the repriced options to fair market value as of the earlier of the date of exercise or the respective year-end. Deferred stock compensation is being amortized over the vesting period for the individual options, which range from immediate to five years. The amortization of deferred compensation for options issued to employees totaled $684,001 and $809,780 for the years ended December 31, 2001 and 2000, respectively. The Company also recorded charges of $16,723 and $42,294 for the years ended December 31, 2001 and 2000, respectively, relating to options issued to non-employees for goods and services. The options issued to non-employees were fully vested at the date of grant.

     Pro forma information regarding net loss and net loss per share is required by Statement of Financial Accounting Standards (SFAS) No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a minimum value pricing model with the following weighted average assumptions for 2001 and 2000: risk-free interest rates of 5% and 6%, dividend yields of 0%, and a weighted average expected life of the options of approximately five years. The weighted average fair value of the options granted in 2001 and 2000 was not significant.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. Because the options do not have a significant value using the minimum value method, there is no material difference between the Company's net loss as reported and the pro forma net loss considering the effect of SFAS 123.

     In December 2001, the Emergisoft Board of Directors approved the 2001 Non-Employee Director Stock Option Plan and the 2001 Employee Stock Option Plan. These two new option pools make available for grant a total of 1,025,000 options to purchase common stock available for grant.

NOTE 8.   NET LOSS PER COMMON SHARE - BASIC AND DILUTED

     Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.

                                                         Year Ended
                                                        December 31,
                                                      ----------------
                                                    2001           2000
Net loss                                        $(6,648,379)   $(8,405,545)
Basic and diluted:
Weighted average common shares
  outstanding                                     3,134,090      1,153,131
Basic and diluted net loss per share                 $(2.12)        $(7.29)
                                                     ======         ======

     The Company has excluded the impact of all warrants for common stock and outstanding stock options from the calculation of diluted loss per common share because all such securities are anti-dilutive for all periods presented.

NOTE 9.   COMMITMENTS AND CONTINGENCIES

LEASES

     The Company rents and leases its facilities and some computer hardware. Certain leases include options for renewal or purchase and contain clauses for payment of real estate taxes and insurance. In most cases, management believes that, in the normal course of business, leases will be renewed or replaced by other leases. Rental expense was approximately $169,498 and $196,000 for the years ended December 31, 2001 and 2000, respectively.

The following are the minimum lease payments under non-cancelable operating leases as of December 31, 2001:

2002                                $  194,341
2003                                   123,750
2004                                    15,313
                                  ---------------
                                    $  333,404
                                  ===============

LEGAL PROCEEDINGS

     In December 1999, a stockholder and former officer of the Company filed suit in federal court alleging that the Company was infringing on a copyright of the ICUS database and tool set (ICUS) that was allegedly owned personally by the stockholder. Final Judgment was entered in favor of the Company in February 2001, and the Court entered an order requiring the stockholder to pay $50,000 of the Company's attorney's fees. The federal judgment is now on appeal in the United States Court of Appeals for the Fifth Circuit.

     The former officer has also made the Company a party in his divorce action, which is pending in Tarrant County District Court. Many of the claims asserted in this action are the same or essentially the same as those that were adjudicated by the federal court. The Company has sought summary judgment on those claims based on res judicata and will contest the remainder of the plaintiff's claims vigorously.

NOTE 9.  Continued

     In August 1998, the Company entered into a settlement agreement with a customer involving a claim for refund of license fees received. The settlement provided for an initial payment of $20,000 and payments of $36,556 annually, beginning on August 31, 1999, until the obligation is paid in full on or before August 31, 2002. The Company expects to make its final payment of $36,556 on August 31, 2002. (see Note 6).

NOTE 10.  INCOME TAXES

The differences between the actual income tax benefit and the amount computed by applying the statutory federal tax rate to the loss before income taxes are as follows:

                                                    Years Ended December 31
                                                    2001             2000
                                                ------------------------------

Benefit computed at federal statutory rate       $ (2,260,449)   $ (2,857,885)
Permanent differences                                   4,639           5,248
Other                                                 591,169               -
Increase in valuation allowance                     1,664,641       2,852,637
                                                ------------------------------
Total                                            $          -    $          -
                                                ==============================

The Company's deferred tax assets and liabilities as of December 31, 2001, are as follows:

Deferred tax assets:

  Change in accounting method                                    $    196,257
  Deferred compensation expense                                     2,129,401
  Other                                                                 8,803
  Net operating loss carryforwards                                  3,885,817
                                                                 -------------
Total deferred tax assets                                           6,220,278
Valuation allowance for deferred tax assets                        (6,220,278)
                                                                 -------------
Deferred tax assets, net of valuation allowance                  $          -
                                                                 =============

At December 31, 2001, the Company has approximately $11.4 million of federal net operating loss carryforwards that begin to expire in 2018.

At December 31, 2001, the Company has recorded a valuation allowance against its net deferred tax assets because management believes that, after considering all the available objective evidence, the realization of the assets is not reasonably assured. To the extent that net operating loss carryforwards, when realized, relate to stock option deductions, the resulting benefits will be credited to stockholders' equity. In addition, in connection with the equity transactions that have taken place since January 1, 1998, the Company has experienced a change in control pursuant to Internal Revenue Code Section 382. As such, the net operating loss carryforward will be limited as to its possible use in future periods.

NOTE 11.  RELATED PARTY TRANSACTIONS

     In April of 2001, lines of credit totaling $1,500,000 were made available to us by two of our stockholders. On August 7, 2001 we requested and received advances totaling $300,000 against the lines of credit. In connection with these advances, warrants were issued allowing the stockholders to purchase in total 60,000 shares of common stock at $30.00 per share. These warrants terminate on August 3, 2011. Throughout the remainder of the third quarter of 2001 we requested and received advances against the lines of credit totaling $1,050,000. In connection with these advances, warrants were issued allowing the stockholders to purchase in total 210,000 shares of common stock at $15.00 per share. These warrants have a termination date of April 30, 2006. The warrants contain a cashless exercise feature and the warrant holders have registration rights. Under the terms of the promissory notes all outstanding principal and interest was to be due on April 30, 2002. The remaining available credit of $150,000 was advanced in October of 2001. The advance in October 2001 brought the total due in connection with the promissory notes to $1,500,000 and the total number of shares subject to warrants issued in connection with the lines of credit to 300,000.

     On October 24, 2001 the two stockholders agreed to extend the maturity on the $1,500,000 indebtedness one year to April 30, 2003. In consideration for the extension, we reduced the exercise price per share on the warrants issued in connection with the advances from a weighted average exercise price of $18.00 to $0.534. The fair value of the warrants of $1,500,000 was determined using the Black-Scholes method and was recorded as a credit to additional capital and is being recognized as additional interest expense over the term of the notes payable.

     In February 2000, a consulting agreement was entered into with a stockholder to provide, among other things, assistance with the development and implementation of a business plan and strategy, determination of management organizational structure and staffing needs, identification of and recruitment of qualified personnel for the Company's management, engagement and supervision of professional advisors, and assessment of working capital needs and assistance in arranging to finance those needs. The stockholder received 343,750 shares of common stock as consideration for the consulting agreement. The Company recorded a charge of $2.8 million in the year ended December 31, 2000 for the fair value of the equity issued, which was to be amortized over the two-year term of the consulting agreement. The consulting agreement was terminated in December 2000 and, as a result, the Company recorded the full charge in the year ended December 31, 2000.

     See Note 7 for discussion of sales of common stock by the Company to a current stockholder.

NOTE 12.  GAIN ON EXTINGUISHMENT OF DEBT

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

NOTE 13. SUBSEQUENT EVENT

     Berlwood Five, Ltd., a current shareholder of ours, made an additional $2,000,000 equity investment in us on February 15, 2002. Berlwood received 3,750,000 newly issued shares of our common stock in the transaction. We have the right, but not the obligation, to repurchase all or any portion of the 3,750,000 shares at a repurchase price per share of $1.20, exercisable at any time prior to October 24, 2002. On or after October 24, 2002, we have the right, but not the obligation, to repurchase all or any portion of the 3,750,000 shares at a repurchase price per share of $2.40, exercisable at any time prior to February 15, 2003.

     On March 28, 2002, a current shareholder of ours committed to provide financing to us of up to $2,500,000. We may draw on the financing commitment in whole or in part, from time to time and at any time prior to June 30, 2003, by giving the shareholder five days advance written notice. Upon receipt of a draw request from us, the shareholder will fund the request in exchange for an issuance of our common stock at a per share price of $.533332. All shares issued to the shareholder will be issued following a 20-for-1 reverse stock split of our outstanding shares of common stock, which is to become effective March 31, 2002. Shares issued to the shareholder under the financing commitment will be subject to a right of repurchase at $2.40 per share for a period of one year following the date of issuance. In consideration for the financing commitment by the shareholder and a further commitment by the shareholder to participate on a one-third basis with other third parties in a future financing currently in the planning phase, we agreed to issue 1,000,000 post split shares of our common stock to the shareholder on April 1, 2002 for $100,000.

     On March 13, 2002, we declared a 20-for-1 reverse stock split effective March 31, 2002. The effect of this reverse stock split has been retroactively reflected throughout the financial statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

NOT APPLICABLE

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

     The information set forth under "Item I - Election of Directors" in the Proxy Statement is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

      The information set forth under "Executive Compensation" in the Proxy Statement is incorporated herein by reference.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information set forth in "Security Ownership of Management and Certain Stockholders" in the Proxy Statement is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information set forth under "Transactions with Management and Certain Stockholders" in the Proxy Statement is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

     1.  Financial Statements:

The following financial statements of Emergisoft and the Report of Emergisoft's Independent Public Accountants are included on pages 23 through 36 of this Form 10-KSB.

                  Index to Consolidated Financial Statements

Report of Independent Auditors
Consolidated Balance Sheet
Consolidated Statements of Operations
Consolidated Statements of Changes in Stockholders' Equity (Deficit) Consolidated Statements of Cash Flows
     [ALL SCHEDULES ARE OMITTED BECAUSE THE REQUIRED INFORMATION IS INAPPLICABLE OR THE INFORMATION IS PRESENTED IN THE FINANCIAL STATEMENTS OR THE NOTES THERETO.]

     2.  Exhibits

Exhibit No.       Sequential Description
   2.1            Agreement and Plan of Merger, dated March 28, 2001, among Emergisoft Holding, Inc., a Nevada corporation
                  (f/k/a Pierce International Discovery, Inc.), EMS Acquisition Corp. and Emergisoft Holding, Inc., a Delaware
                  corporation (filed as Exhibit 2.1 to Emergisoft's Form 8-K filed June 4, 2001 and incorporated herein by reference).

   3.1            Articles of Incorporation of Emergisoft Holding, Inc. (filed as Exhibit 3.1 to Emergisoft's Form 8K-A filed
                  August 2, 2001 and incorporated herein by reference).

   3.2            Articles of Amendment to the Articles of Incorporation, dated May 9, 1999 (filed as Exhibit 3.2 to
                  Emergisoft's Form 8K-A filed August 2, 2001 and incorporated herein by reference).

   3.4            Articles of Amendment to the Articles of Incorporation, dated January 17, 2001 (filed as Exhibit 3.4 to
                  Emergisoft's Form 8K-A filed August 2, 2001 and incorporated herein by reference).

   3.5            Bylaws of Emergisoft Holding, Inc. (filed as Exhibit 3.5 to Emergisoft's Form 8K-A filed August 2, 2001 and incorporated herein by reference).

   4.1            Investment Letter and Grant of Repurchase Right, dated October 24, 2001 (filed as Exhibit 4.1 to
                  Emergisoft's Form 8-K filed November 8, 2001 and incorporated herein by reference).

   4.2            Letter Agreement between Berlwood Five, Ltd. and Emergisoft Holding, Inc., dated October 24, 2001 (filed as
                  Exhibit 4.2 to Emergisoft's Form 8-K filed November 8, 2001 and incorporated herein by reference).

   4.3            Letter Agreement between Woodcrest Capital LLC, Westpoint Investors Limited Partnership and Emergisoft
                  Holding, Inc., dated October 24, 2001 (filed as Exhibit 4.3 to Emergisoft's Form 8-K filed November 8, 2001 and incorporated herein by reference.

   *+10.1         Emergisoft Holding, Inc. 2001 Stock Incentive Plan.

   *+10.2         Emergisoft Holding, Inc. 2001 Non-Employee Director Stock Option Plan

   21.1           List of subsidiaries (filed as Exhibit 2.1 to Emergisoft's Form 8-KA filed August 2, 2001 and incorporated herein by reference).

   *23.1          Consent of Ernst & Young LLP.

                  *Filed herewith

                  +Identifies management contracts and compensatory plans or arrangements

(b) We filed the following reports on Form 8-K during the year ended December 31, 2001.

     On June 4, 2001 we reported that Emergisoft Holding, Inc., a Nevada Corporation acquired Emergisoft Corporation, a Delaware Corporation on May 25, 2001. The acquisition was effectuated pursuant to an Agreement and Plan of Merger, dated March 28, 2001 (the "Merger Agreement"), by and among Emergisoft Nevada, EMS Acquisition Corp.

     On August 2, 2001 we reported interim financial results on Form 8-K/A and Form 10-SB Information

     On November 14, 2001 we reported Berlwood Five, Ltd., a current shareholder of ours, made an additional $2,000,000 equity investment in us on October 24, 2001 Additionally, we reported the resignation of James A. Ryffel from the Board of Directors effective November 1, 2001 and the election of Jim R. Ross to the Board of Directors effective November 2, 2001.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Emergisoft Holding, Inc.

Date: April 1, 2002                By: /s/ Dan Witte
                                       -------------
                                       Dan Witte
                                       Chairman of the Board and Chief Executive
                                       Officer (Principal Executive Officer)

                                       /s/ Ann Crossman
                                       ----------------
                                       Controller

                                       /s/ Kenna Bridgmon
                                       ------------------
                                       Director, VP - Product Design

                                       /s/ Ron Hellstern
                                       -----------------
                                       Director, VP - Medical Affairs

                                       /s/ Jason Sear
                                       --------------
                                       Director

                                       /s/ Jeff McCurdy
                                       ----------------
                                       Director

                                       /s/ Ash Huzenlaub
                                       -----------------
                                       Director

                                       /s/ Jim Ross
                                       -------------
                                       Director

                                       /s/ Cameron Ware
                                       ----------------
                                       Director