Form 10QSB
period 2002-03-31
EMERGISOFT HOLDING INC
filed 2002-05-15
CIK 854776

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

Yes     X      No


Number of shares outstanding as of May 15, 2002:

Class:   Common Stock, par value $.001       Shares outstanding: 10,954,854


Transitional Small Business Disclosure Format
(check one)

Yes      No   X

                    EMERGISOFT HOLDING, INC. AND SUBSIDIARIES
                                      INDEX

Facing Sheet
Index

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets
         March 31, 2002 (unaudited) and December 31, 2001

         Consolidated Statements of Operations
         Three months ended March 31, 2002 and 2001 (unaudited)

         Consolidated Statements of Cash Flows Three months ended March 31, 2002 and 2001 (unaudited)

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

Item 6.  Exhibits and Reports on Form 8-K

Signatures

                         PART I. - FINANCIAL INFORMATION

                    Emergisoft Holding, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                    March 31, 2002        December 31, 2001
                                                                     (Unaudited)
Assets
Current assets:
      Cash and cash equivalents                                          $ 1,477,796               $   661,509
      Trade accounts receivable, net of allowance for
           doubtful accounts of $26,000                                       82,952                   104,880
                                                                --------------------- -------------------------
Total current assets                                                       1,560,748                   766,389

Equipment and fixtures, net                                                  420,533                   442,152
Other assets                                                                  30,004                    42,417
                                                                --------------------- -------------------------
Total assets                                                             $ 2,011,285               $ 1,250,958
                                                                ===================== =========================

Liabilities and Stockholders' Equity
Current liabilities:
      Accounts payable and accrued expenses                              $   485,828               $   363,340
      Notes payable - current, net of discounts                              260,161                   328,564
      Deferred revenue                                                       113,212                   153,803
                                                                --------------------- -------------------------
Total current liabilities                                                    859,201                   845,707

Notes payable with Related Parties - long-term, net
         of discounts                                                        612,705                   410,536
                                                                --------------------- -------------------------
Total liabilities                                                          1,471,906                 1,256,243

Commitments and contingencies                                                      -                         -

Stockholders' equity (deficit):
      Common Stock, $.001 par value, 37,500,000 shares
        authorized, 9,954,854 and 6,193,891 issued and
        outstanding at March 31, 2002 and December 31,
        2001, respectively                                                     9,955                     6,194
      Additional capital                                                  22,519,263                20,515,733
      Deferred compensation                                                  (39,497)                 (428,620)
      Accumulated deficit                                                (21,950,342)              (20,098,592)
                                                                --------------------- -------------------------
Total stockholders' equity (deficit)                                         539,379                    (5,285)
                                                                --------------------- -------------------------
Total liabilities and stockholders' equity                               $ 2,011,285               $ 1,250,958
                                                                ===================== =========================

See accompanying notes

                    Emergisoft Holding, Inc. and Subsidiaries
                      Consolidated Statements of Operations


                                                   Three Months Ended March 31
                                                       2002           2001
                                                       ----           ----
                                                   (Unaudited)    (Unaudited)

Revenue                                            $    80,091    $   109,441

Cost of revenue                                          2,978              -
General and administrative                           1,302,351        973,748
Product development                                    389,577        953,379
                                                   --------------------------
Total operating expenses                             1,694,906      1,927,127
                                                   --------------------------


Loss from operations                                (1,614,815)    (1,817,686)
Interest expense                                       241,106          7,097
Interest income                                         (4,171)       (23,799)
                                                   --------------------------

Net loss                                           $(1,851,750)   $(1,800,984)
                                                   ==========================

Basic and diluted net loss per share               $      (.23)          (.74)
                                                   --------------------------

Weighted average shares used to compute
      basic and diluted net loss per share           8,033,559      2,434,728
                                                   ==========================

See accompanying notes

                    Emergisoft Holding, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows


                                                             Three Months Ended March 31
                                                               2002                 2001
                                                            -----------          -----------
                                                            (Unaudited)          (Unaudited)

Operating Activities

Net loss                                                   $  (1,851,750)    $   (1,800,984)
Adjustments to reconcile net loss to net cash used in
  operating activities:
   Depreciation and amortization                                  22,520             15,000
   Amortization of debt discount                                 203,512              6,692
   Amortization of deferred compensation                         389,123            342,019
   Stock-based expenses for equity issued to
       vendors for services                                            -            197,781
Changes in assets and liabilities:
   Accounts receivable                                            21,928             27,135
   Other assets                                                   12,413             (1,766)
   Deferred revenue                                              (40,591)            (1,097)
   Accounts payable and accrued expenses                         122,488            (83,916)
                                                      -------------------------------------------
Net cash used in operating activities                         (1,120,357)        (1,299,136)

Investing Activity
Purchase of equipment and fixtures                                  (901)           (20,564)
                                                      -------------------------------------------
Cash used in investing activity                                     (901)           (20,564)

Financing Activities
Repayment of notes payable and line of credit                    (62,455)           (69,259)
Proceeds from issuance of common stock and exercise
   of options                                                  2,000,000              3,600
                                                      -------------------------------------------
Net cash (used in) provided by financing activities            1,937,545            (65,659)
                                                      -------------------------------------------

Net increase (decrease) in cash and cash equivalents             816,287         (1,385,359)
Cash and cash equivalents, beginning of year                     661,509          3,415,040
                                                      -------------------------------------------

Ending cash and cash equivalents                           $   1,477,796     $    2,029,681
                                                      ===========================================
Supplemental cash flow information:
   Non-cash activities:
   Stock-based expenses for equity issued to vendors
     for services                                                     -             197,781
   Common stock issued in connection with conversion
     of convertible note                                          7,291                   -


             See accompanying notes

Notes to Consolidated Financial Statements (Unaudited)

1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements of Emergisoft Holding, Inc. and Subsidiaries (the Company) for the three months ended March 31, 2002 and 2001 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     On March 13, 2002 the Company declared a 20-for-1 reverse stock split effective March 31, 2002. The effect of this reverse stock split has been retroactively reflected throughout the financial statements.

2.   Liquidity and Capital Resources

     We have historically financed our operations primarily through private placements of our common stock and advances from stockholders. On April 1, 2002 we issued 1,000,000 shares in exchange for $100,000 to one of our major stockholders. In February of 2002, we issued 3,750,000 shares of common stock to the same stockholder in exchange for $2,000,000. On October 24, 2001, we issued 3,750,000 shares of common stock to the same stockholder in exchange for $2,000,000.

     In 2001, lines of credit totaling $1,500,000 were made available to us by two of our stockholders. Throughout 2001 we requested and received advances totaling $1,500,000 against the lines of credit. In connection with these advances, warrants were issued allowing the stockholders to purchase in total 300,000 shares of common stock at prices ranging from $15 to $30 per share. These warrants terminate on dates ranging from April 30, 2006 to August 3, 2011. The warrants contain a cashless exercise feature and the warrant holders have registration rights. Under the terms of the promissory notes all outstanding principal and interest was originally due on April 30, 2002. On October 24, 2001 the two stockholders agreed to extend the maturity on the $1,500,000 indebtedness one year to April 30, 2003. In consideration for the extension, we reduced the exercise price per share on the warrants issued in connection with the advances from a weighted average exercise price of $18.00 to $0.534.

     As of May 14, 2002 we had approximately $1,015,000 in cash and cash equivalents.

     We have also historically issued common stock and stock options to vendors as consideration for goods and services received. During the first three months of 2002 we did not issue common stock or stock options to vendors for services.

     Other than funding our ongoing operations, including the development of our software products, our primary uses of cash have been to acquire fixed assets and repay our indebtedness. During the first three months of 2002 we acquired $901 in fixed assets and we repaid $62,455 of our indebtedness.

     On March 28, 2002, a current shareholder of ours committed to provide financing to us of up to $2,500,000. We may draw on the financing commitment in whole or in part, from time to time and at any time prior to June 30, 2003, by giving the shareholder five days advance written notice. Upon receipt of a draw request from us, the shareholder will fund the request in exchange for an issuance of our common stock at a per share price of $.533332. Shares issued to the shareholder under the financing commitment will be subject to a right of repurchase at $2.40 per share for a period of one year following the date of issuance. In consideration for the financing commitment by the shareholder and a further commitment by the shareholder to participate on a one-third basis with other third parties in a possible future financing, we agreed to issue 1,000,000 post split shares of our common stock to the shareholder on April 1, 2002 for $100,000.

     We utilize significant capital to design, develop and commercialize our products. During 2002, we may need additional capital to further develop or enhance our current planned product offerings, introduce new products and services, and to address unanticipated competitive threats, technical problems, economic conditions or for other requirements. In addition, we may enter into discussions to merge with or acquire other companies. This additional capital financing may include the issuance of convertible debt, convertible preferred stock, common stock or other equity securities in exchange for a cash investment in us. There can be no assurance that any such additional financing will be available to us on acceptable terms, or at all. Additional equity financing may involve substantial dilution to our then existing stockholders. In the event we are unable to raise additional capital, we may be required to substantially reduce or curtail our activities

     At May 14, 2002, we had no material commitments for capital expenditures.

3.   Subsequent Events

     On April 1, 2002 Berlwood Five, Ltd. (Berlwood), a current shareholder of ours, made an additional $100,000 equity investment in exchange for common stock. Berlwood received 1,000,000 newly issued shares of our common stock in the transaction.

     The share issuance to Berlwood Five, Ltd. increases the total number of our issued and outstanding shares of common stock from 9,954,854 to 10,954,854 and increases Berlwood's percentage ownership interest in our outstanding shares of capital stock from 83.26% to 84.79%.

                      Management's Discussion and Analysis

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

     In addition to other factors and matters discussed elsewhere in this document, the following are important factors that, in our view, could have material adverse effects on our financial condition and results of operations: the risk factors discussed in this document; general economic, market or business conditions; changes in laws or regulations; acceptance of our principal software product, Emergisoft Modus ED(TM) formerly, CareLyncED(TM), by the marketplace; competition from developers of software products which perform functions similar to the functions performed by Emergisoft Modus ED(TM); the successful implementation of Emergisoft Modus ED(TM) in hospital emergency rooms who choose to utilize it; and our ability to raise capital in sufficient amounts and on acceptable terms.

Overview

     We were incorporated under the laws of the State of Colorado in 1989 but became inactive in July 1997. In 2001, we created and later merged with a Nevada subsidiary and became a Nevada corporation.

     In May 2001, we changed our name from Pierce International Discovery, Inc. to Emergisoft Holding, Inc. In addition, on May 25, 2001, EMS Acquisition Corp., a Delaware corporation and our wholly-owned subsidiary, merged with and into Emergisoft Holding, Inc., a Delaware corporation (Emergisoft Delaware). In accordance with an Agreement and Plan of Merger, we issued one share of our common stock in exchange for each one share of Emergisoft Delaware common stock outstanding immediately prior to the closing of the transaction. Pursuant to a Share Cancellation Agreement by and between us, Emergisoft Delaware and Robert Kropf, our primary stockholder prior to the merger, 1,168,236 of Robert Kropf's shares were canceled effective upon the consummation of the merger. The former stockholders of Emergisoft Delaware owned approximately 94.6% of our common stock upon consummation of the merger.

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

Results of Operations for the Quarter Ended March 31, 2002 Compared to the Quarter Ended March 31, 2001

     Revenues

     We recognize software license revenues consistent with Financial Accounting Standards Board (FASB) Statement of Position 97-2, SOFTWARE REVENUE RECOGNITION and Staff Accounting Bulletin 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. These statements provide guidance on applying generally accepted accounting principles in recognizing revenue.

     During 2001, our revenues were generated by, deferred license fees, maintenance fees and equipment sales related to our ICUS based product. We have replaced the ICUS based product called Emergisoft with a newly developed product called Emergisoft Modus ED(TM) and no longer sell the ICUS based product. We continue to provide software support to our existing customer base using the ICUS based product. In 2002 we expect to generate revenue primarily through the sale and support of Emergisoft Modus ED(TM) and SearchLyncPF(TM). There can be no assurances that we will be successful in our efforts to sell Emergisoft Modus ED(TM) and SearchLyncPF(TM).

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

     Revenues for the quarter ended March 31, 2002 were $80,091 compared to $109,441 for the quarter ended March 31, 2001. The decrease was due primarily to license revenue recognized in 2001 of $26,000 compared to none in 2002. Contracted maintenance and support revenue was $76,921 in 2002 compared to $82,383 in 2001. We currently have seven clients contracted for support and maintenance of the ICUS based system. We intend to "sunset" the ICUS based product within two years and migrate our existing clients to Emergisoft Modus ED(TM). No assurances can be given that our existing clients will choose to install Emergisoft Modus ED(TM).

     General and Administrative Expenses

     General and administrative expenses include salaries and benefits, professional services fees, facilities costs, advertising, and other expenses related to operations of our executive, sales and financial functions.

     Our general and administrative expenses increased to $1,302,351 in the first quarter of 2002 from $973,748 in the same period of 2001, an increase of $328,603. The difference is primarily due to increased salary expenses of $69,644 which was mostly related to our sales and business development staff, increases of

$36,277 in legal and professional fees, an increase in insurance expense of $71,746, an increase in advertising expense of $21,912 and an increase in stock based compensation expense of $44,470.

     Development Expenses

     Development expenses consist primarily of costs related to the development and testing of our core product Emergisoft Modus ED(TM) and to a lesser extent SearchLyncPF. Development expenses were $389,577 in the first quarter of 2002 compared to $953,379 in the same period of 2001, a decrease of $563,802. The decrease was primarily due to lower outside development costs. Outside development costs in the first quarter of 2002 were $52,848 compared to $811,698 in the first quarter of 2001, a $758,850 reduction. The decrease reflects significantly lower resources needed for our product Emergisoft Modus ED(TM). The reduction in outside development was offset by higher salary and related personnel expenses in the first three months of 2002 of $171,266. We will continue to incur development costs related to enhancements to our current products. We expect the trend toward reduced outside development costs to continue in 2002.

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

     Liquidity and Capital Resources

     We have historically financed our operations primarily through private placements of our common stock and advances from stockholders. On April 1, 2002 we issued 1,000,000 shares in exchange for $100,000 to one of our major stockholders. In February of 2002, we issued 3,750,000 shares of common stock to the same stockholder in exchange for $2,000,000. On October 24, 2001, we issued 3,750,000 shares of common stock to the same stockholder in exchange for $2,000,000.

     In 2001, lines of credit totaling $1,500,000 were made available to us by two of our stockholders. Throughout 2001 we requested and received advances totaling $1,500,000 against the lines of credit. In connection with these advances, warrants were issued allowing the stockholders to purchase in total 300,000 shares of common stock at prices ranging from $15 to $30 per share. These warrants terminate on dates ranging from April 30, 2006 to August 3, 2011. The warrants contain a cashless exercise feature and the warrant holders have registration rights. Under the terms of the promissory notes all outstanding principal and interest was originally due on April 30, 2002. On October 24, 2001 the two stockholders agreed to extend the maturity on the $1,500,000 indebtedness one year to April 30, 2003. In consideration for the extension, we reduced the exercise price per share on the warrants issued in connection with the advances from a weighted average exercise price of $18.00 to $0.534.

     As of May 14, 2002 we had approximately $1,015,000 in cash and cash equivalents.

     We have also historically issued common stock and stock options to vendors as consideration for goods and services received. During the first three months of 2002 we did not issue common stock or stock options to vendors for services.

     Other than funding our ongoing operations, including the development of our software products, our primary uses of cash have been to acquire fixed assets and repay our indebtedness. During the first three months of 2002 we acquired $901 in fixed assets and we repaid $62,455 of our indebtedness.

     On March 28, 2002, a current shareholder of ours committed to provide financing to us of up to $2,500,000. We may draw on the financing commitment in whole or in part, from time to time and at any time prior to June 30, 2003, by giving the shareholder five days advance written notice. Upon receipt of a draw request from us, the shareholder will fund the request in exchange for an issuance of our common stock at a per share price of $.533332. Shares issued to the shareholder under the financing commitment will be subject to a right of repurchase at $2.40 per share for a period of one year following the date of issuance. In consideration for the financing commitment by the shareholder and a further commitment by the shareholder to participate on a one-third basis with other third parties in a possible future financing, we agreed to issue 1,000,000 post split shares of our common stock to the shareholder on April 1, 2002 for $100,000.

     We utilize significant capital to design, develop and commercialize our products. During 2002, we may need additional capital to further develop or enhance our current planned product offerings, introduce new products and services, and to address unanticipated competitive threats, technical problems, economic conditions or for other requirements. In addition, we may enter into discussions to merge with or acquire other companies. This additional capital financing may include the issuance of convertible debt, convertible preferred stock, common stock or other equity securities in exchange for a cash investment in us. There can be no assurance that any such additional financing will be available to us on acceptable terms, or at all. Additional equity financing may involve substantial dilution to our then existing stockholders. In the event we are unable to raise additional capital, we may be required to substantially reduce or curtail our activities

     At May 14, 2002, we had no material commitments for capital expenditures.

Risk Factors

     We have had a history of losses, we expect losses in the future, and there can be no assurance that we will be profitable in the future.

     For our fiscal year ended December 31, 2001, we incurred net losses of $6,648,379. As of March 31, 2002, we had an accumulated deficit of $21,950,342. Management expects these losses to continue in 2002. If our revenues do not increase substantially, we may never become profitable. Even if we do achieve profitability, we may not sustain profitability on a quarterly or annual basis in the future.

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

     Dependence on Principal Product

     We will expect to derive a significant percentage of our revenue from sales of our core system, Emergisoft Modus ED(TM). As a result, any event adversely affecting expected sales of the product could have a material adverse effect on our results of operations, financial condition or business. Revenue associated with Emergisoft Modus ED(TM) could fail to materialize as a result of several factors, including price competition and sales practices. There can be no assurance that we will be successful in marketing our current products or any new or enhanced products.

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

     Control by Existing Management and Stockholders

     Our directors, executive officers and holders of more than 5% of our shares beneficially own approximately 87% of the outstanding shares of our common stock. An agreement or understanding to act in concert would allow them to continue to exercise control over our affairs, to elect the entire Board of Directors and to control the disposition of any matter submitted to a vote of stockholders.

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

         The Company declared a 20-for-1 reverse stock split effective March 31, 2002.

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

     +10.1 Emergisoft Holding, Inc. 2001 Stock Incentive Plan (filed as exhibit
          10.1 to Emergisoft's Form 10K-SB filed on April 1, 2002 and incorporated herein by reference).

     +10.2 Emergisoft Holding, Inc. 2001 Non-Employee Director Stock Option Plan
          (filed as exhibit 10.2 to Emergisoft's Form 10K-SB filed on April 1, 2002 and incorporated herein by reference).

          +Identifies management contracts and compensatory plans or arrangements

(b) We filed the following reports on form 8-K during the fiscal quarter ended March 31, 2002

     On February 15, 2002 we reported that Berlwood Five, Ltd., a current shareholder of ours, made an additional $2,000,000 equity investment in us on February 15, 2002. Berlwood Five, Ltd received 3,750,000 newly issued shares of our common stock in the transaction. It used private funds to pay the consideration for the shares. We have the right, but not the obligation, to repurchase all or any portion of the 3,750,000 shares at a repurchase price per share of $1.20, exercisable at any time prior to October 24, 2002. On or after October 24, 2002, we have the right, but not the obligation, to repurchase all or any portion of the 3,750,000 shares at a repurchase price per share of $2.40, exercisable at any time prior to February 15, 2003.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Emergisoft Holding, Inc.




Date: May 14, 2002                        By: /s/ Dan Witte
                                             -----------------------------------
                                              Dan Witte
                                              Chairman of the Board
                                              and Chief Executive Officer