Form 10QSB
period 2002-06-30
EMERGISOFT HOLDING INC
filed 2002-08-14
CIK 854776

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM  _________ TO ________.

                         Commission File Number 33-30743

                            EMERGISOFT HOLDING, INC.
           (Name of small business issuer as specified in its charter)

          Nevada                                        84-1121360
(State or other jurisdiction of            (IRS Employer Identification Number)
incorporation or organization)

    2225 Avenue J, Arlington, Texas                       76006
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number, including area code:    (817) 633-6665

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No  __

Number of shares outstanding as of August 14, 2002:

CLASS: Common Stock, par value $.001       SHARES OUTSTANDING: 12,829,859

Transitional Small Business Disclosure Format
(check one)

Yes __  No  X

                    EMERGISOFT HOLDING, INC. AND SUBSIDIARIES
                                      INDEX

Facing Sheet
Index

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets
        June 30, 2002 (unaudited) and December 31, 2001

        Consolidated Statements of Operations
        Three and six months ended June 30, 2002 and 2001 (unaudited)

        Consolidated Statements of Cash Flows Six months ended June 30, 2002 and 2001 (unaudited)

        Consolidated Statement of Stockholders' Equity (Deficit)

        Notes to Consolidated Financial Statements (unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

                         PART I. - FINANCIAL INFORMATION

                    Emergisoft Holding, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                  June 30, 2002     December 31, 2001
                                                                ----------------    -----------------
                                                                  (Unaudited)
ASSETS

Current assets:

     Cash and cash equivalents                                  $      1,231,840    $         661,509
     Trade accounts receivable, net of allowance for
      doubtful accounts of  $0 and $26,000 respectively                   41,404              104,880
     Other                                                                20,000                    -
                                                                -------------------------------------
Total current assets                                                   1,293,244              766,389

Equipment and fixtures, net                                              409,895              442,152
Other                                                                     92,945               42,417
                                                                -------------------------------------
Total assets                                                    $      1,796,084    $       1,250,958
                                                                =====================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                      $        521,023              363,340
     Notes payable, net of discounts                                     197,004              328,564
     Notes payable with Related Parties, net of discounts                817,120                    -
     Deferred revenue                                                     93,580              153,803
                                                                -------------------------------------
Total current liabilities                                              1,628,727              845,707

Notes payable with Related Parties - long-term, net
 of discounts                                                                  -              410,536
                                                                -------------------------------------
Total liabilities                                                      1,628,727            1,256,243

Commitments and contingencies                                                  -                    -

Stockholders' equity (deficit):
     Common Stock, $.001 par value, 37,500,000 shares
      authorized, 12,829,859 and 6,193,891 issued and
      outstanding at June 30, 2002 and December 31, 2001,
      respectively                                                        12,830                6,194
     Additional capital                                               23,616,388           20,515,733
     Deferred compensation                                               (34,628)            (428,620)
     Accumulated deficit                                             (23,427,233)         (20,098,592)
                                                                -------------------------------------
Total stockholders' equity (deficit)                                     167,357               (5,285)
                                                                -------------------------------------
Total liabilities and stockholders' equity                      $      1,796,084    $       1,250,958
                                                                =====================================

 See accompanying notes

                    Emergisoft Holding, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                                THREE MONTHS ENDED JUNE 30         SIX MONTHS ENDED JUNE 30
                                                  2002              2001             2002             2001
                                            ---------------    --------------   -------------    --------------
                                              (Unaudited)       (Unaudited)      (Unaudited)      (Unaudited)
Revenue                                              78,842    $       79,283   $     158,933    $      188,724

Cost of revenue                                       8,575             1,792          11,553             1,792
General and administrative                        1,018,794           951,083       2,321,145         1,924,831
Product development                                 276,232           818,766         665,809         1,772,145
                                            -------------------------------------------------------------------
Total operating expenses                          1,303,601         1,771,641       2,998,507         3,698,768

Loss from operations                             (1,224,759)       (1,692,358)     (2,839,574)       (3,510,044)
Interest expense                                    255,770             2,059         496,876             9,157
Interest  income                                     (3,638)          (22,263)         (7,809)          (46,063)
                                            -------------------------------------------------------------------
Loss before extraordinary gain on
 extinguishment of debt                          (1,476,891)       (1,672,154)     (3,328,641)       (3,473,138)

Gain on extinguishment of debt                            -          (196,132)              -          (196,132)

Net loss                                    $    (1,476,891)   $   (1,476,022)  $  (3,328,641)   $   (3,277,006)
                                            ===================================================================
Basic and diluted net loss per share        $          (.13)   $         (.60)  $        (.35)   $        (1.34)
                                            ===================================================================
Weighted average shares used to compute
 basic and diluted net loss per share            10,975,458         2,442,373       9,504,509         2,438,550
                                            ===================================================================

See accompanying notes

                    Emergisoft Holding, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                           SIX MONTHS ENDED JUNE 30
                                                          2002                 2001
                                                    -------------------------------------
                                                      (UNAUDITED)           (UNAUDITED)
OPERATING ACTIVITIES

Net loss                                            $     (3,328,641)    $     (3,277,006)
Adjustments to reconcile net loss to net cash
 used in operating activities:
     Depreciation and amortization                            45,041               17,312
     Amortization of debt discount                           409,718               33,153
     Amortization of deferred compensation                   393,992              456,204
     Gain on extinguishment of debt                                -             (196,132)
     Stock-based expenses for equity issued to
      vendors for services                                         -              197,781
Changes in assets and liabilities:
     Accounts receivable                                      63,476               47,010
     Other assets                                            (70,528)             (31,173)
     Deferred revenue                                        (60,223)             (42,130)
     Accounts payable and accrued expenses                   157,683             (148,907)
                                                    -------------------------------------
Net cash used in operating activities                     (2,389,482)          (2,943,888)

INVESTING ACTIVITY
Purchase of equipment and fixtures                           (12,784)             (97,838)
                                                    -------------------------------------
Cash used in investing activity                              (12,784)             (97,838)

FINANCING ACTIVITIES
Repayment of notes payable and line of credit               (134,694)            (145,545)
Proceeds from notes payable                                        -                8,042
Proceeds from issuance of common stock and
 exercise of options                                       3,107,291                    -
                                                    -------------------------------------
Net cash provided by (used in) financing
 activities                                                2,972,597             (137,503)
                                                    -------------------------------------
Net increase (decrease) in cash and cash
 equivalents                                                 570,331           (3,179,229)
Cash and cash equivalents, beginning of year                 661,509            3,415,040
                                                    -------------------------------------

Ending cash and cash equivalents                    $      1,231,840     $        235,811
                                                    =====================================
Supplemental cash flow information:
  Non-cash activities:
  Stock-based expenses for equity issued to
   vendors for services                             $              -     $        197,781
  Common stock issued in connection with
   conversion of convertible note                              7,291                7,768

  See accompanying notes

                    Emergisoft Holding, Inc. and Subsidiaries
       Consolidated Statement of Changes in Stockholders' Equity (Deficit)
                               As of June 30, 2002

                                          COMMON STOCK
                                    -------------------------     ADDITIONAL        DEFERRED      ACCUMULATED
                                      SHARES       PAR VALUE        CAPITAL       COMPENSATION      DEFICIT         TOTAL
                                    ------------------------------------------------------------------------------------------
Balance at December 31, 2001         6,193,891    $     6,194    $  20,515,733   $    (428,620)  $ (20,098,592)  $      (5,285)
   Common stock issued in
    private placements               6,625,005          6,625        3,093,375               -               -       3,100,000
   Common stock issued upon
    conversion of convertible
    notes                               10,963             11            7,280               -               -           7,291
   Amortization of deferred
    compensation                             -              -                -         393,992               -         393,992
   Net loss                                  -              -                -               -      (3,328,641)     (3,328,641)
                                    ------------------------------------------------------------------------------------------
Balance at June 30, 2002            12,829,859    $    12,830    $  23,616,388   $     (34,628)  $ (23,427,233)  $     167,357
                                    ==========================================================================================

 See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

     The accompanying unaudited consolidated financial statements of Emergisoft Holding, Inc. and Subsidiaries for the three and six months ended June 30, 2002 and 2001 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     On March 13, 2002, we declared a 20-for-1 reverse stock split effective March 31, 2002. The effect of this reverse stock split has been retroactively reflected throughout the financial statements.

2. Liquidity and Capital Resources

     We have historically financed our operations primarily through private placements of our common stock and advances from stockholders. On June 28, 2002, we issued 1,875,005 shares of common stock in exchange for $1,000,000 in accordance with the terms of a financing commitment provided by our major stockholder. On April 1, 2002 we issued 1,000,000 shares in exchange for $100,000 to the same stockholder. In February of 2002, we issued 3,750,000 shares of common stock to the same stockholder in exchange for $2,000,000. On October 24, 2001, we issued 3,750,000 shares of common stock to the same stockholder in exchange for $2,000,000.

     In 2001, lines of credit totaling $1,500,000 were made available to us by two of our stockholders. Throughout 2001, we requested and received advances totaling $1,500,000 against the lines of credit. In connection with these advances, warrants were issued allowing the stockholders to purchase in total 300,000 shares of common stock at prices ranging from $15 to $30 per share. These warrants terminate on dates ranging from April 30, 2006 to August 3, 2011. The warrants contain a cashless exercise feature and the warrant holders have registration rights. Under the terms of the promissory notes all outstanding principal and interest was originally due on April 30, 2002. On October 24, 2001, the two stockholders agreed to extend the maturity on the $1,500,000 indebtedness one year to April 30, 2003. In consideration for the extension, we reduced the exercise price per share on the warrants issued in connection with the advances from a weighted average exercise price of $18.00 to $0.534.

     As of August 14, 2002 we had approximately $607,000 in cash and cash equivalents.

     Other than funding our ongoing operations, including the development of our software products, our primary uses of cash have been to acquire fixed assets and repay our indebtedness. During the first six months of 2002 we acquired $12,784 in fixed assets and we repaid $134,694 of our indebtedness.

     On March 28, 2002, a current stockholder of ours committed to provide financing to us of up to $2,500,000. On June 28, 2002, we requested and received $1,000,000 of that commitment. We may draw on the remaining $1,500,000 of the financing commitment in whole or in part, from time to time and at any time prior to June 30, 2003, by giving the stockholder five days advance written notice. Upon receipt of a draw request from us, the stockholder will fund the request in exchange for an issuance of our common stock at a per share price of $.533332. Shares issued to the stockholder under the financing commitment will be subject to a right of repurchase at $2.40 per share for a period of one year following the date of issuance.

     We utilize significant capital to design, develop and commercialize our products. During 2002, we may need additional capital to further develop or enhance our current planned product offerings, introduce new products and services, and to address unanticipated competitive threats, technical problems, economic conditions or for other requirements. In addition, we may enter into discussions to merge with or acquire other companies. This additional capital financing may include the issuance of convertible debt, convertible preferred stock, common stock or other equity securities in exchange for a cash investment in us. There can be no assurance that any such additional financing will be available to us on acceptable terms, or at all. Additional equity financing may involve substantial dilution to our then existing stockholders. In the event we are unable to raise additional capital, we may be required to substantially reduce or curtail our activities

     At August 14, 2002, we had no material commitments for capital expenditures.

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

          In addition to other factors and matters discussed elsewhere in this document, the following are important factors that, in our view, could have material adverse effects on our financial condition and results of operations: the risk factors discussed in this document; general economic, market or business conditions; changes in laws or regulations; acceptance of our principal software product, EmergisoftED(TM) formerly, CareLyncED, by the marketplace; competition from developers of software products which perform functions similar to the functions performed by EmergisoftED(TM); the successful implementation of EmergisoftED(TM) in hospital emergency rooms who choose to utilize it; and our ability to raise capital in sufficient amounts and on acceptable terms.

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

Business of Emergisoft

     Emergisoft designs, installs, and maintains software systems for hospitals that wish to make a transformation from paper and pen based medical records to an electronic environment through the use of an Emergency Department Information System (EDIS).

     The installation of Emergisoft designed systems reduces the chaos found in hectic emergency departments by tracking patients from arrival (triage) through departure (discharge). There are over 103 million emergency visits a year in the United States. We believe that implementation of electronic systems by hospitals and physicians will improve the flow of patients, and more importantly, will increase the prevention of clinical medical errors, thereby creating a safer and more efficient emergency department and improving healthcare.

     Emergisoft markets two separate products, EmergisoftED(TM) and EmergisoftPF(TM) and provides various consulting services for use in hospital emergency departments and business offices. Our flagship product, EmergisoftED(TM) (formerly called CareLyncED), is a fully comprehensive system that manages the complete flow of patients from triage all the way through discharge (including prescriptions, medical records, and the creation of a graphical record of the patient's injury). In July of 2002, we launched a newly developed software product called EmergisoftPF(TM) designed to provide demographic and real-time insurance eligibility patient data to healthcare provider organizations. The software is designed to improve the accuracy of submitted insurance claims and improve the billing collection rates of healthcare providers.

Results of Operations for the Quarter Ended June 30, 2002 Compared to the Quarter Ended June 30, 2001

Revenue

     We recognize software license revenues consistent with Financial Accounting Standards Board (FASB) Statement of Position 97-2, SOFTWARE REVENUE RECOGNITION and Staff Accounting Bulletin 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. These statements provide guidance on applying generally accepted accounting principles in recognizing revenue.

     During 2001, our revenues were generated by, deferred license fees, maintenance fees and equipment sales related to our ICUS based product. We have replaced the ICUS based product called Emergisoft with a newly developed product called EmergisoftED(TM) and no longer sell the ICUS based product. We continue to provide software support to our existing customer base using the ICUS based product. In 2002 we expect to generate sales primarily through the sale and support of EmergisoftED(TM). There can be no assurances that we will be successful in our efforts to sell EmergisoftED(TM).

     We market our products through direct sales utilizing our sales staff, advertising campaigns and attendance at tradeshows for emergency department physicians, nurses and hospital information technology professionals. We estimate that the sales cycle for EmergisoftED(TM) is approximately ten to twelve months long. No assurances can be given that any of the marketing efforts will result in revenue.

     We have insufficient revenues under contract to support our current level of operations and no assurances can be given that our revenues will increase to a level that will allow us to achieve profitability.

     Revenues for the quarter ended June 30, 2002 were $78,842 compared to $79,283 for the quarter ended June 30, 2001. The revenues for both quarters are relatively the same reflecting the ongoing contracted maintenance and support of our existing customer base. We currently have seven clients contracted for support and maintenance of the ICUS based system. We intend to "sunset" the ICUS based product within one year and migrate our existing clients to EmergisoftED(TM). No assurances can be given that our existing clients will choose to install EmergisoftED(TM).

     Cost of Revenue

     Cost of revenue for the three months ended June 30, 2002 was $8,575 compared to $1,792 for the three months ended June 30, 2001. The increase is due to costs related to our newly developed product EmergisoftPF(TM).

In the future, we expect additional cost of revenues related to client support and maintenance agreements as we build a customer base that will be using our new product EmergisoftED(TM). The majority of these future costs will be related to increased headcount in customer support positions and other technical areas such as installation and project management professionals.

     General and Administrative Expenses

     General and administrative expenses include salaries and benefits, professional services fees, facilities costs, advertising, and other expenses related to operations of our executive, sales and financial functions.

     Our general and administrative expenses were $1,018,794 in the second quarter of 2002 compared to $951,083 in the same period of 2001. Although the total expenses are relatively unchanged, there were changes in the detail of expenses within the general and administrative category. For the three months ended June 30, 2002 compared to the same period in 2001, legal expenses increased by $88,878, advertising expenses increased $63,501 and sales related travel increased $41,992. Offsetting these increased expenses were, reductions in recruiting fees of $45,586, and reduced stock based compensation expense of $109,316.

     Product Development Expenses

     Development expenses consist primarily of costs related to the development and testing of our core product EmergisoftED(TM). Development expenses were $276,232 in the second quarter of 2002 compared to $818,766 in the same period of 2001, a decrease of $542,534. The decrease was primarily due to lower outside contractor costs related to development. Outside contractor costs in the second quarter of 2002 were $10,534 compared to $626,028 in the second quarter of 2001, a $615,494 reduction. The decrease reflects significantly lower resources needed for our product EmergisoftED(TM). The reduction in outside development was offset by higher salary and related personnel expenses in the second quarter of 2002 of $69,215. We will continue to incur development costs related to enhancements to our current products. We expect the trend toward reduced outside development costs to continue in 2002.

Results of Operations for the six months ended June 30, 2002 compared to the six months ended June 30, 2001

     Revenue

     Revenue for the six months ended June 30, 2002 was $158,933 compared to $188,724 for the six months ended June 30, 2001, a decrease of $29,791. The decrease was due primarily to no recognition of license revenues in 2002 compared to license revenues in 2001 of $26,000.

     Cost of Revenue

     Cost of revenue for the six months ended June 30, 2002 was $11,553 compared to $1,792 for the six months ended June 30, 2001. The increase is due to costs related to our newly developed product EmergisoftPF.

     In the future, we expect additional cost of revenues related to client support and maintenance agreements as we build a customer base that will be using our new product EmergisoftED(TM). The majority of these future costs will be related to increased headcount in customer support positions and other technical areas such as installation and project management professionals.

     General and Administrative Expenses

     Our general and administrative expenses increased by $396,314 to $2,321,145 for the six months ended June 30, 2002 compared to $1,924,831 for the same period in 2001. This increase is related to increases in legal expenses of $109,013, salaries and related taxes of $68,917, advertising of $85,412, sales related travel of $63,459, insurance of $72,751 and increases in expenses such as printing and mailing costs related to our annual reporting to stockholders of $18,579. We expect the trend toward increased expenses related to our sales and marketing functions to continue as we market our products.

     Product Development Expenses

     Development expenses consist of costs related to the development of EmergisoftED(TM) and other products that we may develop. Product development expenses decreased by $1,106,336 for the six month period ended June 30, 2002 to $665,809 compared to $1,772,145 for the six-month period ended June 30, 2001. The decrease is primarily due to the decreased use of outside contractors in the first two quarters of 2002 compared to the same period in 2001. For the six month period ended June 30, 2002 outside contractor expenses were $138,625 compared to $1,437,726 in the same period of 2001, a decrease of $1,299,101. Expenses related to salary and taxes for internal personnel increased by $204,838 in the first six months of 2002 compared to the same period in 2001, offsetting the decrease in external contractors. We use our own personnel as well as outside contractors in the development efforts of our products. We will continue to incur expenses related to enhancements and testing of our current products.

     Legal Proceedings

     In December 1999, a stockholder and former officer of Emergisoft filed suit in federal court alleging that we were infringing on a copyright for the ICUS database and tool set that he claims to own personally. Our ICUS based product offering uses ICUS, a proprietary database, at all current customer sites. We believe we have an existing license to use and sublicense ICUS.

     In January 2000, the federal court issued a preliminary injunction allowing us to keep one copy of the ICUS source code for purposes of providing support to our current customers, but prohibiting us from selling and/or marketing our ICUS-based product. On January 8, 2001, the federal court granted our motion for summary judgment, dismissing all of the former officer's claims and dissolving the preliminary injunction. The federal court is now reviewing the plaintiff's motion to set aside that summary judgment and our motion for attorney's fees. Oral arguments are scheduled for September 6, 2002. The former officer also has made us a party in his divorce action, which is pending in a Tarrant County, Texas district court. Many of the claims asserted in this action are the same or essentially the same as the claims filed in federal court, which were dismissed by the federal court.

     On June 18, 2002, we filed suit in Tarrant County, Texas, 96th District Court, against TevixMD Corporation, d/b/a TevixMD, Inc. seeking a declaratory judgment that an Electronic Data Interchange Agreement under which TevixMD agreed to provide our customers with on-line real time access to patient eligibility and demographics data, is rescinded and nullified, and that we are relieved from our duties and obligations under the EDI Agreement. Representations made to us by TevixMD, upon which we relied in entering into the EDI Agreement, subsequently proved to be inaccurate in many material respects. TevixMD's performance under the EDI Agreement was also highly unsatisfactory to us and our customers. While our current monetary obligations to TevixMD under the EDI Agreement, if any, are not significant, nullification of the EDI Agreement is important to us so that there can be no claims made that certain provisions of the EDI Agreement restrict us from offering EmergisoftPF(TM) to our current and potential customers.

     Liquidity and Capital Resources

     We have historically financed our operations primarily through private placements of our common stock and advances from stockholders. On June 28, 2002, we issued 1,875,005 shares of common stock in exchange for $1,000,000 in accordance with the terms of a financing commitment provided by our major stockholder. On April 1, 2002 we issued 1,000,000 shares in exchange for $100,000 to the same stockholder. In February of 2002, we issued 3,750,000 shares of common stock to the same stockholder in exchange for $2,000,000. On October 24, 2001, we issued 3,750,000 shares of common stock to the same stockholder in exchange for $2,000,000.

     In 2001, lines of credit totaling $1,500,000 were made available to us by two of our stockholders. Throughout 2001, we requested and received advances totaling $1,500,000 against the lines of credit. In connection with these advances, warrants were issued allowing the stockholders to purchase in total 300,000 shares of common stock at prices ranging from $15 to $30 per share. These warrants terminate on dates ranging from April 30, 2006 to August 3, 2011. The warrants contain a cashless exercise feature and the warrant holders have registration rights. Under the terms of the promissory notes all outstanding principal and interest was originally due on April 30, 2002. On October 24, 2001, the two stockholders agreed to extend the maturity on the $1,500,000 indebtedness one year to April 30, 2003. In consideration for the extension, we reduced the exercise price per share on the warrants issued in connection with the advances from a weighted average exercise price of $18.00 to $0.534.

     As of August 14, 2002 we had approximately $607,000 in cash and cash equivalents.

     Other than funding our ongoing operations, including the development of our software products, our primary uses of cash have been to acquire fixed assets and repay our indebtedness. During the first six months of 2002 we acquired $12,784 in fixed assets and we repaid $134,694 of our indebtedness.

     On March 28, 2002, a current stockholder of ours committed to provide financing to us of up to $2,500,000. On June 28, 2002, we requested and received $1,000,000 of that commitment. We may draw on the remaining $1,500,000 of the financing commitment in whole or in part, from time to time and at any time prior to June 30, 2003, by giving the stockholder five days advance written notice. Upon receipt of a draw request from us, the stockholder will fund the request in exchange for an issuance of our common stock at a per share price of $.533332. Shares issued to the stockholder under the financing commitment will be subject to a right of repurchase at $2.40 per share for a period of one year following the date of issuance.

     We utilize significant capital to design, develop and commercialize our products. During 2002, we may need additional capital to further develop or enhance our current planned product offerings, introduce new products and services, and to address unanticipated competitive threats, technical problems, economic conditions or for other requirements. In addition, we may enter into discussions to merge with or acquire other companies. This additional capital financing may include the issuance of convertible debt, convertible preferred stock, common stock or other equity securities in exchange for a cash investment in us. There can be no assurance that any such additional financing will be available to us on acceptable terms, or at all. Additional equity financing may involve substantial dilution to our then existing stockholders. In the event we are unable to raise additional capital, we may be required to substantially reduce or curtail our activities

     At August 14, 2002, we had no material commitments for capital expenditures.

Risk Factors

     We have had a history of losses, we expect losses in the future, and there can be no assurance that we will be profitable in the future.

     For our fiscal year ended December 31, 2001, we incurred net losses of $6,648,379. As of June 30, 2002, we had an accumulated deficit of $23,427,233. Management expects these losses to continue in 2002. If our revenues do not increase substantially, we may never become profitable. Even if we do achieve profitability, we may not sustain profitability on a quarterly or annual basis in the future.

     We will require additional financing, but we may be unable to obtain it on favorable terms or at all.

     We will require the use of additional funding from our equity commitment by our major stockholder to continue operations through 2002. Beyond 2002 we may continue to require additional financing to fund our operations. However, there can be no assurance that we will be successful in locating such sources.

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

     Dependence on Principal Product

     We will expect to derive a significant percentage of our revenue from sales of our core system, EmergisoftED(TM). As a result, any event adversely affecting expected sales of the product could have a material adverse effect on our results of operations, financial condition or business. Revenue associated with EmergisoftED(TM) could fail to materialize as a result of several factors, including price competition and sales practices. There can be no assurance that we will be successful in marketing our current products or any new or enhanced products.

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

     Control by Existing Management and Stockholders

     Our primary stockholder, Berlwood Five, Ltd., beneficially owns approximately 87% of the outstanding shares of our common stock. This level of ownership allows it to exercise control over our affairs, to elect the entire Board of Directors and to control the disposition of any matter submitted to a vote of stockholders.

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

                          PART II. - OTHER INFORMATION

Item 1. Legal Proceedings

        This information has already been disclosed within this report in Part I
- Management's Discussion and Analysis - Legal Proceedings - and is incorporated by reference in to this Part II.

Item 2. Changes in Securities

        Berlwood Five, Ltd., a current stockholder of ours, made a $100,000 equity investment in us on April 1, 2002. Berlwood received 1,000,000 newly issued shares of our common stock in the transaction. On June 28, 2002, Berlwood Five, Ltd made an additional $1,000,000 equity investment in us and received 1,875,005 newly issued shares of common stock in exchange for the investment.

Item 3. Defaults Upon Senior Securities

        NONE

Item 4. Submission of Matters to a Vote of Security Holders

        Our annual meeting of the stockholders was held on June 21, 2002. The number of our shares outstanding on the record date of the meeting and the number of shares represented in person or by proxy at the meeting were as follows:

        Class of  Stock         Shares Outstanding     Number of Shares Present
        ---------------         ------------------     ------------------------

        Common                      10,954,854                9,543,950

At the meeting, Mr. Ash R. Huzenlaub, Ms. Kenna J. Bridgmon, Mr. Ron Hellstern, Mr. Jeff McCurdy, Mr. Jim Ross and Mr. Jason Sear were elected directors to serve until the next annual meeting of our stockholders. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to the management's nominees as listed in the proxy statement.

        Also during the meeting, ratification of the appointment by the board of directors of our independent public accountants for the fiscal year ending December 31, 2002 was received from our stockholders; our 2001 Stock Incentive Plan was adopted and approved by our stockholders; and our 2001 Non-Employee Director Stock Option Plan was adopted and approved by our stockholders. All shares represented at the meeting were voted in favor of the ratification of the independent public accountants, with no shares abstaining or voting against the ratification of the independent public accountants. All shares represented at the meeting were voted in favor of our 2001 Stock Incentive Plan and our 2001 Non-Employee Director Stock Option Plan, with the exception of 28,685 votes against, and 5,459 abstentions.

Item 5. Other Information

        NONE

Item 6. Exhibits and Reports on Form 8-K

(a) The exhibits listed on the accompanying Exhibit Index are filed as part of this quarterly report.

         Exhibit No.    Sequential Description
   2.1   Agreement and Plan of Merger, dated March 28, 2001, among Emergisoft
               Holding, Inc., a Nevada corporation (f/k/a Pierce International Discovery, Inc.), EMS Acquisition Corp. and Emergisoft Holding, Inc., a Delaware corporation (filed as Exhibit 2.1 to Emergisoft's Form 8-K filed June 4, 2001 and incorporated herein by reference).
   3.1   Articles of Incorporation of Emergisoft Holding, Inc. (filed as Exhibit
               3.1 to Emergisoft's Form 8K-A filed August 2, 2001 and incorporated herein by reference).
   3.2   Articles of Amendment to the Articles of Incorporation, dated May 9,
               1999 (filed as Exhibit 3.2 to Emergisoft's Form 8K-A filed August 2, 2001 and incorporated herein by reference).
   3.4   Articles of Amendment to the Articles of Incorporation, dated January
               17, 2001 (filed as Exhibit 3.4 to Emergisoft's Form 8K-A filed August 2, 2001 and incorporated herein by reference).
   3.5   Bylaws of Emergisoft Holding, Inc. (filed as Exhibit 3.5 to
               Emergisoft's Form 8K-A filed August 2, 2001 and incorporated herein by reference).
   4.1   Investment Letter and Grant of Repurchase Right, dated October 24, 2001
               (filed as Exhibit 4.1 to Emergisoft's Form 8-K filed November 8, 2001 and incorporated herein by reference).
   4.2   Letter Agreement between Berlwood Five, Ltd. and Emergisoft Holding,
               Inc., dated October 24, 2001 (filed as Exhibit 4.2 to Emergisoft's Form 8-K filed November 8, 2001 and incorporated herein by reference).
   4.3   Letter Agreement between Woodcrest Capital LLC, Westpoint Investors
               Limited Partnership and Emergisoft Holding, Inc., dated October 24, 2001 (filed as Exhibit 4.3 to Emergisoft's Form 8-K filed November 8, 2001 and incorporated herein by reference).
   +10.1 Emergisoft Holding, Inc. 2001 Stock Incentive Plan (filed as exhibit
               10.1 to Emergisoft's Form 10K-SB filed on April 1, 2002 and incorporated herein by reference).
   +10.2 Emergisoft Holding, Inc. 2001 Non-Employee Director Stock Option Plan
               (filed as exhibit 10.2 to Emergisoft's Form 10K-SB filed on April 1, 2002 and incorporated herein by reference).
   99.1  Certification Pursuant to 18 U.S.C. Section 1350, AS Adopted Pursuant
               to Section 906 of the Sarbanes-Oxley Act of 2002
   99.2  Certification Pursuant to 18 U.S.C. Section 1350, AS Adopted Pursuant
               to Section 906 of the Sarbanes-Oxley Act of 2002

               +Identifies management contracts and compensatory plans or arrangements

(b) We filed the following reports on form 8-K during the fiscal quarter ended June 30, 2002

     On April 8, 2002 we announced that on March 28, 2002, Berlwood IV, LTD agreed to a financing commitment of $2,500,000. In the same report we announced our trading symbol changed due to the reverse split on March 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Emergisoft Holding, Inc.


Date: August 14, 2002                     By: /s/ Ash Huzenlaub
                                             ------------------
                                              Ash Huzenlaub
                                              Chairman of the Board
                                              and Chief Executive Officer

                                          By: /s/ Ann Crossman
                                              ----------------
                                              Ann Crossman
                                              Corporate Controller and Treasurer
                                              Principal Accounting Officer