Form 10QSB
period 2002-09-30
EMERGISOFT HOLDING INC
filed 2002-11-14
CIK 854776

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    FOR THE TRANSITION PERIOD FROM  _________ TO ________.

                         Commission File Number 33-30743

                            Emergisoft Holding, Inc.
           (Name of small business issuer as specified in its charter)

         Nevada                                                84-1121360
(State or other jurisdiction                                 (IRS Employer
of incorporation or organization)                         Identification Number)

2225 Avenue J, Arlington, Texas                                   76006
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number, including area code:   (817) 633-6665


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No


Number of shares outstanding as of November 14, 2002:

Class:  Common Stock, par value $.001         Shares outstanding: 15,642,367


Transitional Small Business Disclosure Format
(check one)

Yes   No   X

                    EMERGISOFT HOLDING, INC. AND SUBSIDIARIES
                                      INDEX

Facing Sheet
Index

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets
        September 30, 2002 (unaudited) and December 31, 2001

        Consolidated Statements of Operations
        Three and nine months ended September 30, 2002 and 2001 (unaudited)

        Consolidated Statements of Cash Flows
        Nine months ended September 30, 2002 and 2001 (unaudited)

        Consolidated Statement of Changes in Stockholders' Deficit

        Notes to Consolidated Financial Statements (unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition

Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signatures

                         PART I. - FINANCIAL INFORMATION

                    Emergisoft Holding, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                         September 30, 2002         December 31, 2001
                                                                         ------------------         -----------------
                                                                             (Unaudited)
Assets

Current assets:

      Cash and cash equivalents                                             $    863,204              $    661,509
      Trade accounts receivable, net of allowance for
           doubtful accounts of  $0 and $26,000, respectively                     66,251                   104,880
      Other                                                                       18,000                         -
                                                                         -----------------------------------------
Total current assets                                                             947,455                   766,389

Equipment and fixtures, net                                                      456,094                   442,152
Other                                                                            112,527                    42,417
                                                                         -----------------------------------------
Total assets                                                                $  1,516,076              $  1,250,958
                                                                         =========================================

Liabilities and Stockholders' Deficit

Current liabilities:
      Accounts payable and accrued expenses                                 $    463,444                  $363,340
      Notes payable, net of discounts                                            127,573                   328,564
      Notes payable with Related Parties, net of discounts                     1,023,782                         -
      Deferred revenue                                                           124,478                   153,803
                                                                         -----------------------------------------
Total current liabilities                                                      1,739,277                   845,707

Notes payable with Related Parties - long-term, net
         of discounts                                                                  -                   410,536
                                                                         -----------------------------------------
Total liabilities                                                              1,739,277                 1,256,243

Commitments and contingencies                                                         -                         -

Stockholders' deficit:
      Common Stock, $.001 par value, 37,500,000 shares
           authorized, 14,704,864 and 6,193,891 issued and
           outstanding at September 30, 2002 and December 31,
           2001, respectively                                                     14,705                     6,194
      Additional capital                                                      24,614,513                20,515,733
      Deferred compensation                                                      (30,465)                 (428,620)
      Accumulated deficit                                                    (24,821,954)              (20,098,592)
                                                                         -----------------------------------------
Total stockholders' deficit                                                     (223,201)                   (5,285)
                                                                         -----------------------------------------
Total liabilities and stockholders' deficit                                 $  1,516,076              $  1,250,958
                                                                         =========================================

See accompanying notes

                    Emergisoft Holding, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                                      Three Months Ended                     Nine Months Ended
                                                         September 30                           September 30
                                                   2002                2001                2002               2001
                                                   ----                ----                ----               ----
                                                (Unaudited)         (Unaudited)         (Unaudited)        (Unaudited)
Revenue                                        $     80,254        $     89,706        $    239,187      $    278,430


Cost of revenue                                       3,368               7,022              14,921             8,814
General and administrative                          846,262             975,459           3,167,407         2,900,290
Product development                                 375,353             587,167           1,041,162         2,359,312
                                             ------------------------------------------------------------------------
Total operating expenses                          1,224,983           1,569,648           4,223,490         5,268,416

Loss from operations                             (1,144,729)         (1,479,942)         (3,984,303)       (4,989,986)
Interest expense                                    250,741             215,894             747,617           225,049
Interest  income                                       (750)                (61)             (8,558)          (46,123)
                                             ------------------------------------------------------------------------
Loss before extraordinary gain on
     extinguishment of debt                      (1,394,720)         (1,695,775)         (4,723,362)       (5,168,912)
Gain on extinguishment of debt                            -                   -                   -          (196,132)
                                             ------------------------------------------------------------------------
Net loss                                       $ (1,394,720)       $ (1,695,775)       $ (4,723,362)     $ (4,972,780)
                                             ========================================================================
Basic and diluted net loss per share           $       (.11)       $       (.69)       $       (.44)     $      (2.04)
                                             ========================================================================
Weighted average shares used to compute
      basic and diluted net loss per share       13,054,044           2,443,690          10,687,687         2,440,264
                                             ========================================================================

See accompanying notes

                    Emergisoft Holding, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                          Nine Months Ended September 30
                                                            2002                 2001
                                                        ---------------------------------
                                                         (Unaudited)         (Unaudited)
Operating Activities

Net loss                                                $  (4,723,362)      $  (4,972,780)
Adjustments to reconcile net loss to net cash used
   in operating activities:
     Depreciation and amortization                             68,866              53,943
     Amortization of debt discount                            616,380             203,874
     Amortization of deferred compensation                    398,155             568,718
     Gain on extinguishment of debt                                 -            (196,132)
     Stock-based expenses for equity issued to
       vendors for services                                         -             197,781
Changes in assets and liabilities:
     Accounts receivable                                       38,629              22,734
     Other assets                                             (88,110)            (18,759)
     Deferred revenue                                         (29,325)            (83,164)
     Accounts payable and accrued expenses                    100,104            (206,240)
                                                        ---------------------------------
Net cash used in operating activities                      (3,618,663)         (4,430,025)

Investing Activity
Purchase of equipment and fixtures                            (82,808)           (148,453)
                                                        ---------------------------------
Cash used in investing activity                               (82,808)           (148,453)

Financing Activities
Repayment of notes payable and line of credit                (196,834)           (182,711)
Proceeds from notes payable                                         -           1,350,000
Proceeds from issuance of common stock and
   exercise of options                                      4,100,000               8,042
                                                        ---------------------------------
Net cash provided by financing activities                   3,903,166           1,175,331
                                                        ---------------------------------

Net increase (decrease) in cash and cash
   equivalents                                                201,695          (3,403,147)
Cash and cash equivalents, beginning of year                  661,509           3,415,040
                                                        ---------------------------------
Ending cash and cash equivalents                        $     863,204       $      11,893
                                                        =================================
Supplemental cash flow information:                                                     -
   Non-cash activities:
   Additional capital recorded for fair value of
      warrants issued to convertible note-holders       $           -       $   1,350,000
   Stock-based expenses for equity issued to
     vendors for services                                           -             197,781
   Common stock issued in connection with
     conversion of convertible note                             7,291               7,768

See accompanying notes

                    Emergisoft Holding, Inc. and Subsidiaries
           Consolidated Statement of Changes in Stockholders' Deficit
                            As of September 30, 2002

                                        Common Stock              Additional       Deferred        Accumulated
                                ------------------------------
                                     Shares       Par Value        Capital       Compensation        Deficit            Total
                                -------------------------------------------------------------------------------------------------
Balance at December 31, 2001        6,193,891      $  6,194      $ 20,515,733     $ (428,620)     $ (20,098,592)    $    (5,285)
   Common stock issued in
     private   placements           8,500,010         8,500         4,091,500              -                  -       4,100,000
   Common stock issued upon
     conversion of convertible
     notes                             10,963            11             7,280              -                  -           7,291
   Amortization of deferred
     compensation                           -             -                 -        398,155                  -         398,155
   Net loss                                 -             -                 -              -         (4,723,362)     (4,723,362)
                                -------------------------------------------------------------------------------------------------
Balance at September 30, 2002      14,704,864      $ 14,705      $ 24,614,513     $  (30,465)     $ (24,821,954)    $  (223,201)
                                =================================================================================================

See accompanying notes

Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

     The accompanying unaudited consolidated financial statements of Emergisoft Holding, Inc. and Subsidiaries for the three and nine months ended September 30, 2002 and 2001 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002. The balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     On March 13, 2002, we declared a 20-for-1 reverse stock split effective March 31, 2002. The effect of this reverse stock split has been retroactively reflected throughout the financial statements.

2. Liquidity and Capital Resources

     We have historically financed our operations primarily through private placements of our common stock and advances from stockholders. On November 13, 2002, we issued 937,503 shares of common stock in exchange for $500,000 in accordance with the terms of a financing commitment provided by Berlwood Five, LTD. (Berlwood). Berlwood owns 89.4% of our common stock. On each of September 19, 2002 and June 28, 2002, we issued 1,875,005 shares of common stock in exchange for $1,000,000 in accordance with the terms of the same financing commitment. On April 1, 2002 we issued 1,000,000 shares in exchange for $100,000 to Berlwood. In February of 2002, we issued 3,750,000 shares of common stock to Berlwood in exchange for $2,000,000. On October 24, 2001, we issued 3,750,000 shares of common stock to Berlwood in exchange for $2,000,000.

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

     As of November 13, 2002 we had approximately $655,000 in cash and cash equivalents.

     Other than funding our ongoing operations, including the development of our software products, our primary uses of cash have been to acquire fixed assets and repay our indebtedness. During the first nine months of 2002, we acquired $82,808 in fixed assets and we repaid $196,834 of our indebtedness.

     On March 28, 2002, Berlwood committed to provide financing to us of up to $2,500,000. As of November 13, 2002 we have received the entire commitment. Shares issued to the stockholder under the financing commitment are subject to a right of repurchase at $2.40 per share for a period of one year following the date of issuance.

     On November 13, 2002, Berlwood committed to provide additional financing to us of up to $5,000,000. We may draw on the financing commitment in part, from time to time and at any time prior to November 13, 2003, by giving Berlwood five days advance written notice. Upon receipt of a draw request from us, Berlwood will fund the request in exchange for an issuance of our common stock at a per share price of $.533332. Shares issued to Berlwood under the financing commitment will be subject to a right of repurchase at $2.40 per share for a period of one year following the date of issuance. Berlwood's obligation to make the initial advance and each subsequent advance to or for our account under the financing commitment shall be subject to our achievement of performance milestones or criteria to be determined by Berlwood and furnished to us by December 13, 2002.

     We utilize significant capital to design, develop and commercialize our products. We expect that our working capital needs will require us to continue to seek additional capital financing which may include the issuance of convertible debt, convertible preferred stock, common stock or other equity securities in exchange for a cash investment in us. There can be no assurance that any such additional financing will be available to us on acceptable terms, or at all, including the funds from Berlwood, unless the performance milestones are met by us and then we will be able to draw on the $5,000,000 funding from Berlwood discussed above. Additional equity financing may involve substantial dilution to our then existing stockholders.

     At November 14, 2002, we had no material commitments for capital expenditures.

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

     Emergisoft markets two separate products, EmergisoftED(TM) and EmergisoftPF(TM) and provides various consulting services for use in hospital emergency departments and business offices. Our flagship product, EmergisoftED(TM), is a fully comprehensive system that manages the complete flow of patients from triage all the way through discharge (including prescriptions, medical records, and the creation of a graphical record of the patient's injury). In July of 2002, we launched a newly developed software product called EmergisoftPF(TM) designed to provide demographic and real-time insurance eligibility patient data to healthcare provider organizations. The software is designed to improve the accuracy of submitted insurance claims and improve the billing collection rates of healthcare providers.

Results of Operations for the Quarter Ended September 30, 2002 Compared to the Quarter Ended September 30, 2001

Revenue

     We recognize software license revenues consistent with Financial Accounting Standards Board (FASB) Statement of Position 97-2, SOFTWARE REVENUE RECOGNITION and Staff Accounting Bulletin 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. These statements provide guidance on applying generally accepted accounting principles in recognizing revenue.

     During 2001, our revenues were generated by deferred license fees, maintenance fees and equipment sales related to our ICUS based product. We have replaced the ICUS based product called Emergisoft with a newly developed product called EmergisoftED(TM) and no longer sell the ICUS based product. We continue to provide software support to our existing customer base using the ICUS based product. In the future, we expect to generate sales primarily through the sale and support of EmergisoftED(TM). There can be no assurances that we will be successful in our efforts to sell EmergisoftED(TM).

     We market our products through direct sales utilizing our sales staff, advertising campaigns and attendance at tradeshows for emergency department physicians, nurses and hospital information technology professionals. We estimate that the sales cycle for EmergisoftED(TM) is approximately ten to twelve months. No assurances can be given that any of the marketing efforts will result in revenue.

     We have insufficient revenues under contract to support our current level of operations and no assurances can be given that our revenues will increase to a level that will allow us to achieve profitability.

     Revenues for the quarter ended September 30, 2002 were $80,254 compared to $89,706 for the quarter ended September 30, 2001. The revenues for both quarters are relatively the same reflecting the ongoing contracted maintenance and support of our existing customer base. We currently have seven clients contracted for support and maintenance of the ICUS based system. We intend to "sunset" the ICUS based product on December 31, 2002 and migrate our existing clients to EmergisoftED(TM). No assurances can be given that our existing clients will choose to install EmergisoftED(TM).

     Cost of Revenue

     Cost of revenue for the three months ended September 30, 2002 was $3,368 compared to $7,022 for the three months ended September 30, 2001. The decrease is related to $5,110 in equipment delivered to a customer in the third quarter of 2001 compared to none in 2002, offset by higher depreciation expense in 2002.

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

     Our general and administrative expenses were $846,262 in the third quarter of 2002 compared to $975,459 in the same period of 2001. The primary reason for the decrease of $129,197 is a decrease in stock based compensation expense of $108,350, legal and accounting fees of $73,922, insurance expense of $13,257, employee recruiting fees of $14,915 and a decrease in salaries and related taxes of $63,401. Offsetting these decreased expenses were increases in advertising and marketing of $38,585, travel expenses of $54,197, printing costs of $4,855 and utilities of $12,250. We expect the trend towards increases in advertising, marketing and travel expenses to continue as we add to our sales staff.

     Product Development Expenses

     Development expenses consist primarily of costs related to the development and testing of our core product EmergisoftED(TM). Development expenses were $375,353 in the third quarter of 2002 compared to $587,167 in the same period of 2001, a decrease of $211,814. The decrease was primarily due to lower outside contractor costs related to development. Outside contractor costs in the third quarter of 2002 were $12,668 compared to $314,614 in the third quarter of 2001, a $301,946 reduction. The decrease reflects significantly lower resources needed for our product EmergisoftED(TM). The reduction in outside development was offset by rental expense related to our new offsite data center of $30,826 and higher salary and related personnel expenses in the third quarter of 2002 of $19,214. We will continue to incur costs related to enhancements to our current products and may at times utilize third party contractors in the future.

Results of Operations for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001

     Revenue

         Revenue for the nine months ended September 30, 2002 was $239,187 compared to $278,430 for the nine months ended September 30, 2001, a decrease of $39,243. The decrease was due primarily to recognition of no license revenues in 2002 compared to license revenues in 2001 of $26,000.

         Cost of Revenue

         Cost of revenue for the nine months ended September 30, 2002 was $14,921 compared to $8,814 for the nine months ended September 30, 2001. The increase is due to costs related to our newly developed product
EmergisoftPF(TM).

         In the future, we expect additional cost of revenues related to client support and maintenance agreements as we build a customer base that will be using our new product EmergisoftED(TM). The majority of these future costs will be related to increased headcount in customer support positions and other technical areas such as installation and project management professionals.

         General and Administrative Expenses

         Our general and administrative expenses increased by $267,117 to $3,167,407 for the nine months ended September 30, 2002 compared to $2,900,290 for the same period in 2001. This increase is related to increases in legal expenses of $54,273, travel of $135,925, advertising and marketing expenses of $132,704, utilities of $39,060 and increases in expenses such as printing and mailing costs related to our annual reporting to stockholders of $23,141. These increases were offset by a reduction in stock based compensation expense of $173,196. We expect the trend toward increased expenses related to our sales and marketing and travel expenses to continue as we market our products, and increase our sales staff.

         Product Development Expenses

         Product development expenses consist of costs related to the development of EmergisoftED(TM) and other products that we may develop. Product development expenses decreased by $1,318,150 for the nine month period ended September 30, 2002 to $1,041,162 compared to $2,359,312 for the nine month period ended September 30, 2001. The decrease is primarily due to the decreased use of outside contractors in the first three quarters of 2002 compared to the same period in 2001. For the nine month period ended September 30, 2002 outside contractor expenses were $41,400 compared to $1,752,340 in the same period of 2001, a decrease of $1,710,940. Expenses related to salary and taxes for internal personnel increased by $412,354 in the first nine months of 2002 compared to the same period in 2001, offsetting the decrease in third party contractors. We use our own personnel as well as outside contractors in the development efforts of our products. We will continue to incur expenses related to enhancements and testing of our current products.

         Legal Proceedings

         In December 1999, a stockholder and former officer of Emergisoft filed suit in federal court alleging that we were infringing on a copyright for the ICUS database and tool set that he claims to own personally. Our ICUS based product offering uses ICUS, a proprietary database, at all current customer sites. On January 8, 2001, the court granted our motion for summary judgement, dismissing all the former officer's claims. The case is now on appeal, where it has been briefed and argued. We are now awaiting a decision.

         The former officer also has made us a party in his divorce action which is pending in State District Court in Tarrant County (Ft. Worth), Texas. Many of the claims asserted in this action are the same or essentially the same as those dismissed by the federal court. The court has dismissed part of the claims, severed the remaining claims from divorce action, and stayed the severed claims pending a ruling on the federal appeal.

         We intend to continue to defend these claims vigorously.

On June 18, 2002, we filed suit in Tarrant County, Texas, 96/th/ District Court, against TevixMD Corporation, d/b/a TevixMD, Inc. seeking a declaratory judgment that an Electronic Data Interchange Agreement under which TevixMD agreed to provide our customers with on-line real time access to patient eligibility and demographics data, is rescinded and nullified, and that we are relieved from our duties and obligations under the EDI Agreement. Representations made to us by TevixMD, upon which we relied in entering into the EDI Agreement, subsequently proved to be inaccurate in many material respects. TevixMD's performance under the EDI Agreement was also highly unsatisfactory to us and our customers. While our current monetary obligations to TevixMD under the EDI Agreement, if any, are not significant, nullification of the EDI Agreement is important to us so that there can be no claims made that certain provisions of the EDI Agreement restrict us from offering EmergisoftPF(TM) to our current and potential customers. The litigation is currently in the preliminary discovery phase.

         Liquidity and Capital Resources

         We have historically financed our operations primarily through private placements of our common stock and advances from stockholders. On November 13, 2002, we issued 937,503 shares of common stock in exchange for $500,000 in accordance with the terms of a financing commitment provided by Berlwood Five, LTD. (Berlwood). Berlwood owns 89.4% of our common stock. On each of September 19, 2002 and June 28, 2002, we issued 1,875,005 shares of common stock in exchange for $1,000,000 in accordance with the terms of the same financing commitment. On April 1, 2002 we issued 1,000,000 shares in exchange for $100,000 to Berlwood. In February of 2002, we issued 3,750,000 shares of common stock to Berlwood in exchange for $2,000,000. On October 24, 2001, we issued 3,750,000 shares of common stock to Berlwood in exchange for $2,000,000.

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

         As of November 13, 2002 we had approximately $655,000 in cash and cash equivalents.

         Other than funding our ongoing operations, including the development of our software products, our primary uses of cash have been to acquire fixed assets and repay our indebtedness. During the first nine months of 2002, we acquired $82,808 in fixed assets and we repaid $196,834 of our indebtedness.

         On March 28, 2002, Berlwood committed to provide financing to us of up to $2,500,000. As of November 13, 2002 we have received the entire commitment. Shares issued to the stockholder under the financing commitment are subject to a right of repurchase at $2.40 per share for a period of one year following the date of issuance.

         On November 13, 2002, Berlwood committed to provide additional financing to us of up to $5,000,000. We may draw on the financing commitment in part, from time to time and at any time prior to November 13, 2003, by giving Berlwood five days advance written notice. Upon receipt of a draw request from us, Berlwood will fund the request in exchange for an issuance of our common stock at a per share price of $.533332. Shares issued to Berlwood under the financing commitment will be subject to a right of repurchase at $2.40 per share for a period of one year following the date of issuance. Berlwood's obligation to make the initial advance and each subsequent advance to or for our account under the financing commitment shall be subject to our achievement of performance milestones or criteria to be determined by Berlwood and furnished to us by December 13, 2002.

         We utilize significant capital to design, develop and commercialize our products. We expect that our working capital needs will require us to continue to seek additional capital financing which may include the issuance of convertible debt, convertible preferred stock, common stock or other equity securities in exchange for a cash investment in us. There can be no assurance that any such additional financing will be available to us on acceptable terms, or at all, including the funds from Berlwood, unless the performance milestones are met by us and then we will be able to draw on the $5,000,000 funding from Berlwood discussed above. Additional equity financing may involve substantial dilution to our then existing stockholders.

         At November 14, 2002, we had no material commitments for capital expenditures.

Risk Factors

         We have had a history of losses, we expect losses in the future, and there can be no assurance that we will be profitable in the future.

         For our fiscal year ended December 31, 2001, we incurred net losses of $6,648,379. As of September 30, 2002, we had an accumulated deficit of $24,821,954. Management expects these losses to continue in 2002. If our revenues do not increase substantially, we may never become profitable. Even if we do achieve profitability, we may not sustain profitability on a quarterly or annual basis in the future.

         We will require additional financing to fund our operations.

         If we do not achieve certain performance criteria that are part of a recent financing commitment from our major stockholder, we may require additional financing from other sources, and we may be unable to obtain such additional financing on favorable terms or at all. In the event we fail to meet the performance criteria referred to above or we are unable to locate other sources for financing, then we may be required to substantially reduce or curtail our activities.

          Our ability to obtain additional financing will be subject to a number of factors, including our operating performance, the terms of existing indebtedness, and general economic and market conditions. Issuance of our common stock to our major stockholder pursuant to the financing commitment referred to above will cause significant dilution to our stockholders. If we issue additional equity securities to raise capital from sources other than our major stockholder, our stockholders may experience significant dilution and the new securities may have rights, preferences or privileges greater than those of our existing stockholders.

         Dependence on Principal Product

         We expect to derive a significant percentage of our revenue from sales of our core system, EmergisoftED(TM). As a result, any event adversely affecting expected sales of the product could have a material adverse effect on our results of operations, financial condition or business. Revenue associated with EmergisoftED(TM) could fail to materialize as a result of several factors, including price competition and sales practices. There can be no assurance that we will be successful in marketing our current products or any new or enhanced products.

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

         Control by Existing Management and Stockholders

         Our primary stockholder, Berlwood Five, Ltd., beneficially owns approximately 89.4% of the outstanding shares of our common stock. This level of ownership allows it to exercise control over our affairs, to elect the entire Board of Directors and to control the disposition of any matter submitted to a vote of stockholders.

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

Item 4. Controls and Procedures

         Evaluation of Disclosure Controls and Procedures

         Based on their most recent evaluation, which was completed within 90 days of the filing of this quarterly report on Form 10-QSB the Company's Chief Executive Officer and Principal Accounting Officer/Chief Financial Officer believe that the Company's disclosure controls and procedures were adequate and were designed to ensure that material information relating to the Company, including its consolidated subsidiaries, would be made known to them by others within the Company.

         Changes in Internal Controls

         There were no significant changes in the Company's internal controls that could significantly affect its disclosure controls and procedures subsequent to the date of their evaluation

                          PART II. - OTHER INFORMATION

Item 1.  Legal Proceedings

         This information has already been disclosed within this report in Part I - Management's Discussion and Analysis - Legal Proceedings - and is incorporated by reference in to this Part II.

Item 2.  Changes in Securities

         On September 19, 2002, Berlwood Five, Ltd., our major shareholder, made an additional $1,000,000 equity investment in us and received 1,875,005 newly issued shares of common stock in exchange for the investment. The sale of the shares of common stock were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 5.
         On November 12, 2002, we issued 937,503 shares of common stock in exchange for $500,000 in accordance with the terms of a financing commitment provided by Berlwood Five, Ltd., our major stockholder. This was the final $500,000 available to us under the $2,500,000 financing commitment. Issuance of the shares to Berlwood Five, Ltd. increased the total number of our issued and outstanding shares from 14,704,864 to 15,642,367 and increased Berlwood's percentage ownership interest in us from 88.67% to 89.35%.

         On November 13, 2002, Berlwood committed to provide additional financing to us of up to $5,000,000. We may draw on the financing commitment in whole or in part, from time to time and at any time prior to November 13, 2003, by giving Berlwood five days advance written notice. Upon receipt of a draw request from us, Berlwood will fund the request in exchange for an issuance of our common stock at a per share price of $.533332. Shares issued to Berlwood under the financing commitment will be subject to a right of repurchase at $2.40 per share for a period of one year following the date of issuance. Berlwood's obligation to make the initial advance and each subsequent advance to or for our account under the financing commitment shall be subject to our achievement of performance milestones or criteria to be determined by Berlwood and furnished to us by December 13, 2002.

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

     10.3  Financing Commitment by Berlwood Five, Ltd., dated November 13, 2002.

     99.1 Certification Pursuant to 18 U.S.C. Section 1350, AS Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     99.2 Certification Pursuant to 18 U.S.C. Section 1350, AS Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


               +Identifies management contracts and compensatory plans or arrangements



(b) We filed the following reports on form 8-K during the fiscal quarter ended September 30, 2002

          On July 10, 2002, we announced that Berlwood Five, Ltd., our major stockholder, made an additional $1,000,000 investment in us on June 28, 2002. Berlwood received 1,875,005 shares of our common stock in the transaction.

          On September 19, 2002 we announced that Berlwood Five, Ltd., our major stockholder, made an additional $1,000,000 investment in us on September 19, 2002. Berlwood received 1,875,005 shares of our common stock in the transaction.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           Emergisoft Holding, Inc.


Date: November 14, 2002                    By: /s/ Ash Huzenlaub
                                              ----------------------------------
                                              Ash Huzenlaub
                                              Chairman of the Board
                                              and Chief Executive Officer

                                           By: /s/ Ann Crossman
                                              ----------------------------------
                                              Ann Crossman
                                              Corporate Controller and Treasurer

                                            Principal Accounting Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Ash Huzenlaub, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Emergisoft Holding, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


/s/ Ash Huzenlaub
-----------------
Ash Huzenlaub
Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Ann Crossman, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Emergisoft Holding, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


/s/ Ann Crossman
----------------
Ann Crossman
Corporate Controller and Treasurer