Form 10KSB
period 2002-12-31
EMERGISOFT HOLDING INC
filed 2003-03-31
CIK 854776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO             .

Commission File Number 33-30743

Emergisoft Holding, Inc.

(Name of small business issuer as specified in its charter)

Nevada	84-1121360
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

2225 Avenue J, Arlington, Texas	76006
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (817) 633-6665

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

Yes ☒ No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10KSB. ☐

Registrant’s revenues for the fiscal year ended December 31, 2002 were $308,273.

The aggregate market value of the registrant’s voting common stock held by non-affiliates, based on the closing bid price of $0.37, as reported on the NASD Bulletin Board system on March 25, 2003 was $394,473. Solely for the purposes of this calculation, all executive officers and directors of the registrant and all shareholders reporting beneficial ownership of more than five percent of the registrant’s common stock are considered to be affiliates. This determination of affiliates is not necessarily a conclusive determination for other purposes.

As of March 25, 2003, 24,475,658 shares of the registrant’s $.001 par value common stock were outstanding. On March 13, 2002, the Company declared a 20 for 1 reverse stock split effective March 31, 2002. The effect of this reverse stock split has been retroactively reflected throughout this report.

Transitional Small Business Disclosure Format

(check one)

Yes ☒ No ☐

INDEX TO

ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

Part I

ITEM 1. Description of Business

CORPORATE BACKGROUND

Emergisoft Corporation, our operating subsidiary, began operations in 1992 and was incorporated in 1998 in Delaware. Our principal executive office is located at 2225 Avenue J, Arlington, Texas and our telephone number is 1-800-682-7729. When we refer to “we,” “our,” or “Emergisoft” in this report, we mean Emergisoft Holding, Inc. a Nevada Corporation and its subsidiaries, including Emergisoft Corporation, our operating subsidiary.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

Throughout this report, there are forward-looking statements that are based upon our current expectations, estimates and projections about our industry and that reflect the beliefs and assumptions based upon information available to us at the date of this report. In some cases, you can identify these statements by words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” and other similar terms. These forward-looking statements include, among other things, projections of our future financial performance, our anticipated growth, our strategies and trends we anticipate in our business and the markets in which we operate and the competitive nature and anticipated growth of those markets.

We caution investors that forward-looking statements are only predictions, based upon our current expectations about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements. Some of the important factors that could cause our results to differ are discussed later in this section in “Risk Factors”. We encourage you to read this section carefully. You should carefully consider those risks, in addition to other information in this report and in our other filings with the SEC, before deciding to invest in our stock or to maintain or change your investment. We caution investors not to rely on these forward-looking statements, which reflect management’s analysis only as of the date of this report. We undertake no obligation to revise or update any forward-looking statement for any reason.

BUSINESS OVERVIEW

Emergisoft’s Mission: To provide clinicians and administrators the most comprehensive, functional and efficient clinical information systems that enhance and improve the delivery and documentation of patient care.

Our goal is to design and implement information systems so profound our customers wouldn’t dream of going back to their old ways of paper documentation in the clinical setting. Emergisoft is committed to automating the workflow processes of the Emergency Department, commonly referred to as the “ED”, “Emergency Room” or “ER.”

Emergisoft is a designer and developer of a comprehensive Emergency Department Information System, or EDIS, software applications that allows clinicians to:

•	electronically collect complete patient data at the point of care;
•	time and date stamp workflow processes of ED nurses and physicians;
•	produce department management reports; and
•	monitor trends, including but not limited to, department bottlenecks, patient wait times, and syndromic surveillance.

Our principal products and services include:

•	EmergisoftED™ a comprehensive, full-interface EDIS;
•	training for Emergisoft applications;
•	implementation and interfacing of Emergisoft applications with legacy systems; and
•	maintenance and service of Emergisoft applications.

Details about our products and services are provided in “Products and Services” below.

Company Growth Strategy

Emergisoft has a goal to provide successful customer-driven innovation, using technology to address complex customer problems and develop solutions to make clinical documentation and workflow easier. By applying strategic and operational rigor to this foundation, we believe we can accelerate our customer-driven innovation, and deliver stronger revenue and profit potential.

There are three key fundamentals that support our growth strategy:

•	We deliberately choose to be in business where we believe we can achieve the strategic and durable advantage to produce long-term profitable growth.
•	We believe we have targeted a large, underserved portion of the healthcare information technology market, and strive to deliver customer-driven, innovative solutions to address these unmet customer needs.
•	By applying strategic and operational rigor, we believe we can execute well to capitalize on a large growth opportunity.

By being both disciplined and innovative, we seek to improve execution and deliver more – for example, we believe that by tightening development cycles, we can introduce products and product enhancements faster.

PRODUCTS AND SERVICES

Emergisoft offers products in one primary healthcare segment, the Emergency Department. We believe EmergisoftED™ is one of the first truly user friendly, fully integrated software packages to encompass all record keeping functionally required to manage the Emergency Department and ensure patient safety and privacy.

Emergency Department Information Systems

EmergisoftED™ is our EDIS. We believe

EmergisoftED™ brings comprehensive electronic clinical and management documentation capabilities to hospital emergency departments. EmergisoftED™ gathers, distributes, displays, prints and archives patient data while following the natural thought process and work flow of the provider.

EmergisoftED™ provides an inclusive EDIS based on a state of the art, full-function, fully relational template driven electronic medical record foundation with an Oracle® database platform. EmergisoftED™ is centered around physician and nursing documentation that includes triage, tracking, charting, order entry, syndromic surveillance reporting, workflow management reporting, prescription writer, and discharge instructions.

EDIS Implementation and Interface Services

Emergisoft offers a framework incorporating enterprise technologies that allow administrators and clinicians to deploy end-to-end emergency department solutions. We believe that we can successfully build and integrate interfaces providing full management capabilities within single and multi-site hospital enterprise systems. Emergisoft’s programming and implementation team is comprised of experienced people that take pride in their ability to fully integrate and implement in a complete, effective and efficient manner. A regional account manager, knowledgeable of Emergisoft products and committed to the project through system live date and customer acceptance, accompanies Emergisoft’s programming and installation team.

Emergisoft Application Training Services

Emergisoft application training services are offered to customer appointed system administrators. Training classes are held by our clinical systems educator on site, or in our corporate headquarters. Classes are tailored to meet the needs of our clients focusing on educating the users with regard to the utilization and maintenance of the system. Hands-on education incorporating real-life scenarios is utilized to assist team members in mastering the application so that they can assist their colleagues effectively and efficiently.

Emergisoft also provides its customers with consulting resources to improve their patient management efficiencies and revenue enhancement. These services include data analysis and recommendations, physician and nurse ED efficiency experts, and more.

Emergisoft Maintenance and Support Services

Emergisoft has developed a comprehensive client satisfaction system that is focused on pro-active and ongoing communication and collaboration. All of our clients enter into software maintenance agreements which normally provide for a fixed monthly fee for specific services and the use of new releases of the Emergisoft products. At the core of our client satisfaction system is our customer service team located at Emergisoft’s corporate headquarters. Each Emergisoft client is assigned a customer care manager whose mission is to ensure client satisfaction and success with our systems. Emergisoft provides customers the services and immediate support of our highly trained clinical/technical team 24-hours per day, 7-days a week.

SOFTWARE DEVELOPMENT

During recent years, we have devoted significant resources to developing a second generation EDIS, EmergisoftED™. This product began as an outsourced development initiative but, over time, it was determined that the product needed to be developed in-house by Emergisoft software developers. By mid

2002, the majority of all software development for EmergisoftED™ was conducted in-house through the hiring of senior level software engineers, all of who are full time employees of Emergisoft. The development of complex mission critical point of care clinical information systems presents a unique challenge because of the demanding development cycles required to incorporate numerous clinical workflow and clinical documentation processes. For these reasons and because of the need to provide the best possible customer service and technical support, Emergisoft now maintains a complete development staff consisting of eight full time employees.

EmergisoftED™ has been completed and is currently being marketed, however we continue to devote significant resources to improving the product. Our ongoing development efforts focus on enhancements that make for an easier end-to-end user experience; advancements for improved performance; advancements for improved accessibility; and improvements for improved data collection and reporting. We also incorporate technology in our products to address customer concerns about privacy and security while minimizing their impact on performance and ease of use.

In the past year, we have made a number of improvements to our product development process. We team technical support and product personnel, so that we can anticipate feature usability and support issues early in the development process. We have made other changes such as implementing software tools and additional hardware that allow us to shorten the development cycle. We believe these changes will enable us to launch new enhancements sooner.

SALES AND MARKETING

Sales

Our executive marketing management is located in our Dallas, Texas area headquarters, while sales, sales support and account management representatives, currently consisting of six full time employees, are located in Ohio, Massachusetts, Pennsylvania and Texas. Our customers, and prospective customers, are hospitals that maintain an Emergency Department. These hospitals can include for-profit, not-for-profit, single site hospitals or multi system independent delivery networks, or IDNs.

Marketing

We continue to enhance the products and services that we offer in our target market. Historically, our market consisted of hospitals in the “early-adopter” phase of information system use in the Emergency Department. As we learned from our experiences in the marketplace, and as peers of our client base began learning about the benefits of fully automated electronic EDIS, we began investing significant resources to create a second generation EDIS. This second generation system, EmergisoftED™ is now finding a home in a market that is educated about the benefits, and in many cases, the need for an EDIS.

Today, there are approximately 4,400 emergency rooms in the United States. Less than 10% of these emergency rooms have acquired or installed an EDIS as of the date of this report. Emergency Department Information Systems fall in a price range of $250,000 to $1,000,000 and above, depending on numerous factors including: patient volume; interface needs; and other factors unique to each sale. The sale of an EDIS takes approximately six to fourteen months, from the time of initial contact, to the signing of a contract.

COMPETITION

We face competition in the development, design, sale and implementation of our flagship product, EmergisoftED™. Some of our existing competitors have significantly greater financial, technical and marketing resources than we do. The competitive landscape can shift rapidly as new companies enter this market in which we compete.

As to our EmergisoftED™ product, we believe the most important competitive factors are: personnel (technical and clinical expertise offered to the client), product features, ease of use, ability to integrate well with a customer’s existing hospital information systems, quality of installed customer base, brand name recognition, price, long-term existence in the space, and product support quality. We believe we compete effectively on most of these factors.

Competition for our EDIS offerings primarily includes Cerner Corporation, A4 Health Systems, and Ibex Healthdata Systems. However, as less than 90% of U.S. hospital emergency rooms are fully automated with an EDIS, the primary competitive alternatives for potential customers are manual tools and processes, or modular software applications that offer portions of the deliverables of EmergisoftED™. EmergisoftED™, a comprehensive EDIS, can be used in part or in full based on the current needs of the hospital’s ED. Due to the fact that the EDIS market is far from mature, a significant portion of our new customers are expected to be hospitals who have used paper and pen for patient documentation, rather than competitors’ software and services to perform documentation and management reporting tasks. The majority of Emergency Departments today utilize a wall mounted marker board to track patients in the ED and use paper and pen to create medical records which include hand written nurse and physician documentation.

CUSTOMER SERVICE AND TECHNICAL SUPPORT

We provide customer service and technical support 24x7x365 by live, toll-free telephone. We have fourteen full-time employees who provide all customer and technical support from our home office. We anticipate that our growth in customer base will require a simultaneous growth in the number of customer service and technical support staff. Currently, we do not anticipate outsourcing our technical support and customer service operations. We believe direct customer service and technical support are critical to our ongoing efforts to provide the best possible service to our current and future customer base.

PRIVACY AND SECURITY OF PATIENT INFORMATION

Emergisoft products have been designed with privacy and security compliance in mind. As of this date, we believe that Emergisoft products fully support the Health Insurance Portability and Accountability Act of 1996, or HIPPA. Emergisoft has an active internal HIPAA compliance program for its employees, vendors and alliance partners. The compliance committee membership consists of Emergisoft department heads and is chaired by the director of clinical design. The compliance committee has a dual charge of assuring compliance with both HIPAA and the Centers for Medicare and Medicaid Services, documentation criteria used in audits and Current Procedural Terminology, or CPT, charge coding functions of the EmergisoftED™ application. As various interfaces are brought on-line, they will be designed and executed with HIPAA compliance as a fundamental feature of the design process.

EMPLOYEES

As of March 25, 2003 we had 34 full-time employees, located primarily at our home office in the Dallas, Texas area. Emergisoft sales, sales support, and account management representatives are located in Ohio, Massachusetts, Pennsylvania and Texas. We believe our future success and growth will depend on our ability to attract and retain qualified employees in all areas of our business. We do not currently have any collective bargaining agreements with our employees, and we believe employee relations are generally good. We believe we offer competitive compensation and a good working environment. However, we face competition for qualified employees.

AVAILABLE INFORMATION

Emergisoft maintains its corporate Web site at www.emergisoft.com. Emergisoft makes available free of charge on www.emergisoft.com this Annual Report on Form 10-KSB, its quarterly reports on Form 10-QSB, current reports on Form 8-K and amendments to those reports, all as filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the reports are electronically filed with or furnished to the Securities and Exchange Commission.

RISK FACTORS

Control by Existing Management and One Stockholder

Our major investor, Berlwood Five, Ltd., owns more than 95% of our issued and outstanding common stock as of the date of this report. As a consequence, Berlwood Five, Ltd. exercises control over our affairs, controls the election of the entire Board of Directors and controls the disposition of any matter submitted to a vote of stockholders.

We have had a history of losses, we expect losses in the future, and there can be no assurance that we will be profitable in the future.

For our fiscal year ended December 31, 2002, we incurred net losses of $6,036,864. We had net losses of $6,648,379 in 2001. As of December 31, 2002, we had an accumulated deficit of $26,135,456. Management expects these losses to continue in 2003. If our revenues do not increase substantially, we may never become profitable. Even if we do achieve profitability, we may not sustain profitability on a quarterly or annual basis in the future.

We may require additional financing, but we may be unable to obtain it on favorable terms or at all.

We may require additional funding to continue operations beyond 2003. However, there can be no assurance that we will be successful in locating such sources.

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

Dependence on Principal Product

We expect to derive a significant percentage of our revenue from sales of our core system, EmergisoftEDTM. As a result, any event adversely affecting expected sales of the product could have a material adverse effect on our results of operations, financial condition or business. Revenue associated with EmergisoftEDTM could fail to materialize as a result of several factors, including price competition and sales practices. There can be no assurance that we will be successful in marketing our current products or any new or enhanced products.

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

As a result of increased competition in our industry, we expect to encounter significant pricing pressure. We cannot be certain that we will be able to offset the effects of any required price reductions through an increase in the volume of our sales, higher revenues from other business services, cost reduction or otherwise, or that we will have the resources to continue to compete successfully. You should read “Description of Business; Competition” for further discussion of the competitors in our industry and competing products.

ITEM 2. Description of Properties

Our principal offices and corporate headquarters are located in Arlington, Texas. Our Arlington facilities consist of approximately 10,000 square feet under a lease that has an expiration date of October 31, 2003. We also maintain a separate lease for an offsite data center facility that expires in December 2004.

ITEM 3. Legal Proceedings

In December 1999, a stockholder and former officer of Emergisoft filed suit in federal court alleging that we were infringing on a copyright for the ICUS database and tool set that he claimed to own personally. Our previous ICUS-based product offering, now replaced by our EmergisoftED™ product offering, used ICUS, a proprietary database. On January 8, 2001, the court granted our motion for summary judgment, dismissing all of the former officer’s claims. The case was appealed and on March 20, 2003, the United States 5th Circuit Court of Appeals ruled in our favor.

ITEM 4. Submission of Matters to a Vote of Security Holders

None

Part II

ITEM 5. Market for Common Equity and Related Stockholder Matters

Market Information

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

Our common stock is not eligible for trading on any national or regional exchange. Our common stock is currently trading on the NASDAQ Over-the-Counter Bulletin Board Trading System pursuant to Rule 15c2-11 of the Securities Exchange Act of 1934. This market tends to be highly illiquid, in part because there is no national quotation system by which potential investors can trace the market price of shares except through information received or generated by a limited number of broker-dealers that make a market in that particular stock. There are currently no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in our common stock. We are not certain that an active trading market in our common stock will develop, or if such a market develops, that it will be sustained. In addition, there is a greater chance for market volatility for securities that trade on the NASDAQ Over-the-Counter Bulletin Board Trading System as opposed to a national exchange or quotation system. This volatility may be caused by a variety of factors, including:

•	the lack of readily available price quotations;

•	the absence of consistent administrative supervision of “bid” and “ask” quotations;

•	lower trading volume; and

•	market conditions.

In addition, business events may cause a decline in the price of our common stock. These events could include, but are not limited to:

•	announcements concerning our business or competitors;

•	technological innovations;

•	loss of key personnel; and

•	government regulation.

In a volatile market, we may experience wide fluctuations in the market price of our securities. These fluctuations may have an extremely negative effect on the market price of our securities and may prevent a stockholder from obtaining a market price equal to his purchase price when he attempts to sell our securities in the open market. In these situations, a stockholder may be required to either sell our securities at a market price which is lower than his purchase price, or to hold his investment in our securities for a longer period of time than he planned to hold this investment. A sharp decline in the price of our common stock could also result in securities class action litigation against us. Such litigation could be very costly and divert management’s attention and resources, which may have a material adverse effect on our business, financial condition and results of operations.

The following table sets forth the quarterly high and low bid information for our common stock for the periods indicated below.

	High	Low
2002
Fourth Quarter	1.05	.15
Third Quarter	.55	.15
Second Quarter	9.00	.25
First Quarter	5.00	2.00

2001
Fourth Quarter	11.00	2.60
Third Quarter	60.00	7.00
Second Quarter	55.00	33.76
First Quarter	5.00	5.00

The over-the-counter quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The market price of shares of our common stock may be adversely affected by the sale, or availability for sale, of substantial amounts of the common stock in the public market.

Stockholders

As of March 25, 2003, we have approximately 566 holders of record.

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

Equity Compensation Plan Information as of March 25, 2003

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	915,000	$1.69	—

Equity compensation plans not approved by security holders	728,238.76		1,481,762

Total	1,643,238	$1.28	1,481,762

Recent Sales of Unregistered Securities

On December 23, 2002, we issued 937,503 shares of common stock in exchange for $500,000 in accordance with the terms of a $5,000,000 financing commitment provided by Berlwood Five, Ltd. (Berlwood), our major stockholder. This issuance was deemed exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, as a transaction not involving any public offering.

ITEM 6. Management’s Discussion and Analysis or Plan of Operations

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements are based on the selection and application of significant accounting policies, which require management to make significant estimates and assumptions. We believe that the following are some of the more critical judgment areas in the application of accounting policies that currently affect our financial condition and results of operations. Due to the limited size of our staff, there is inherently a lack of segregation of duties related to the authorization, recording, processing and reporting of transactions. We periodically assess the cost versus benefit of adding the resources that would remedy this situation and currently, with the concurrence of the board of directors, do not consider the benefits to outweigh the costs of adding additional staff in light of the limited number of transactions related to our operations.

Bad Debt

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Impairment of Equipment and Fixtures

In assessing the recoverability of our equipment and fixtures, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.

If these estimates or their related assumptions change in the future, we may be required to record impairment charges not previously recorded for these assets. At December 31, 2002, we had investments of $465,539 in equipment and fixtures, net of accumulated depreciation. During the year ended December 31, 2002, we did not record any impairment losses related to equipment and fixtures. On January 1, 2002, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Revenue Recognition

The majority of our sales are generated from multiple element arrangements, which require significant revenue recognition judgments, particularly in the areas of customer acceptance, installation and collectibility.

Deferred Taxes

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be recognized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of the net recorded amount, an adjustment to the deferred tax asset would increase income in the period in which such determination was made.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2002 COMPARED TO

THE YEAR ENDED DECEMBER 31, 2001

Revenues

We recognize software license revenues consistent with Financial Accounting Standards Board (FASB) Statement of Position 97-2, SOFTWARE REVENUE RECOGNITION and Staff Accounting Bulletin 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. These statements provide guidance on applying generally accepted accounting principles in recognizing revenue.

During 2002, our revenues were generated by maintenance fees related to our ICUS based product. We have replaced the ICUS based product called Emergisoft with a newly developed product called EmergisoftED™ and no longer sell the ICUS based product. As of December 31, 2002, we have sunset the ICUS based product. We are currently installing EmergisoftED™ in our existing client base and marketing it to new customers. In 2003 we expect to generate revenue primarily through the sale and support of EmergisoftED™. There can be no assurances that we will be successful in our efforts to sell EmerigisoftED™.

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

Revenues for the year ended December 31, 2002 were $308,273 compared to $350,081 for the year ended December 31, 2001, a decrease of 12%. The decrease was due primarily to a reduction in maintenance fee revenues during the installation process of our new system EmergisoftED™ at two of our existing customer sites during the third and fourth quarter of 2002. Contracted maintenance and support revenue was $297,845 in 2002 compared to $318,361 in 2001. We currently have six clients that have signed contracts for installation of EmerigisoftED™ and the continued support and maintenance of the system. These six client contracts require installation in a total of nine hospital locations. We have not recognized license revenue for any of these contracts and will not recognize revenue until the installation is complete and customer acceptance has been obtained.

Cost of Revenues

Costs of revenues in 2002 were $24,096 compared to $19,585 in 2001.

In the future, we expect additional costs of revenue related to client support and maintenance agreements as we build a customer base using our products. Most of these costs will be related to increased headcount to staff customer support and technical positions, as well as, installation costs related to sales of EmergisoftED™.

General and Administrative Expenses

General and administrative expenses include salaries and benefits, professional services fees, facilities costs, advertising, and other expenses related to operations of our executive, sales and financial functions.

Our general and administrative expenses decreased to $3,985,813 in 2002 from $4,024,034 in 2001. The decrease of $38,221 is primarily due to increases in travel expenses of $201,468, advertising expenses of $167,661, utilities of $87,577 and costs related to transfer agent and shareholder communications of $22,808, offset by a decrease in stock based compensation expense of $528,587.

Development Expenses

Development expenses consist of costs primarily related to the development and testing of our core product EmergisoftED™. Product development expenses decreased in 2002 to $1,348,544 from $2,727,307 in 2001. The decrease of $1,378,763 is due primarily to the decreased outside consulting fees of $1,612,399 offset by increased salary and related taxes of $183,716 and expenses related to our offsite data center of $64,000. During 2001, we were completing the development of EmergisoftED™ with the use of outside contractors. We have completed our initial development of EmergisoftED™ and are now involved in modifications and enhancements of EmerigisoftED™ and are focusing our efforts on installations.

Income Taxes

We have provided a valuation allowance of approximately $8.3 million to fully reserve the net deferred tax assets at December 31, 2002, as it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Legal Proceedings

In December 1999, a stockholder and former officer of Emergisoft filed suit in federal court alleging that we were infringing on a copyright for the ICUS database and tool set that he claimed to own personally. Our previous ICUS-based product offering, now replaced by our EmergisoftED™ product offering, used ICUS, a proprietary database. On January 8, 2001, the court granted our motion for summary judgment, dismissing all of the former officer’s claims. The case was appealed and on March 20, 2003, the United States 5th Circuit Court of Appeals ruled in our favor.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations primarily through private placements of our common stock and advances from stockholders. At various times since January 1, 2002 through the date of this report, we have issued a total of 18,812,536 common shares in exchange for $9,600,000 in financing provided by Berlwood Five, Ltd. (Berlwood). On October 24, 2001, we issued 3,750,000 shares of common stock to Berlwood in exchange for $2,000,000 in financing.

In 2001, lines of credit totaling $1,500,000 were made available to us by two of our stockholders. Throughout 2001, we requested and received advances totaling $1,500,000 against the lines of credit. In connection with these advances, warrants were issued allowing the stockholders to purchase in total 300,000 shares of our common stock at prices ranging from $15 to $30 per share. These warrants terminate on dates ranging from April 30, 2006 to August 3, 2011. The warrants contain a cashless exercise feature and the warrant holders have registration rights. Under the terms of the promissory notes, all outstanding principal and interest was originally due on April 30, 2002. On October 24, 2001, the two stockholders agreed to extend the maturity on the $1,500,000 indebtedness one year to April 30, 2003. In consideration for the extension, we reduced the exercise price per share on the warrants issued in connection with the advances from a weighted average exercise price of $18.00 to $0.534. On February 28, 2003, $750,000 of the indebtedness, warrants covering 173,118 shares, and 541,732 shares of our common stock, were repurchased by us for a total of $741,693 in accordance with a Securities Purchase Agreement approved by our Board of Directors. On March 19, 2003, the maturity on the remaining $750,000 indebtedness was extended to April 30, 2004.

On November 13, 2002 Berlwood committed to provide additional financing to us of up to $5,000,000. As of March 25, 2003, Berlwood has provided the entire commitment to us.

As of March 26, 2003, we had approximately $3,222,000 in cash and cash equivalents.

We have also historically issued common stock and stock options to vendors as consideration for goods and services received. In 2002, we issued 50,000 options to acquire common stock to third party vendors. In 2001, we issued to third party vendors, 35,435 shares of common stock and options for 3,400 shares of common stock.

Other than funding our ongoing operations, including the development of our software products, our primary uses of cash have been to acquire fixed assets and repay our indebtedness. We acquired fixed assets in the amount of $127,715 and $460,175 in 2002 and 2001 respectively. We repaid $210,417 and $182,710 of our indebtedness in 2002 and 2001, respectively.

We utilize significant capital to design, develop and commercialize our products. During 2003, we may need additional capital to further develop or enhance our current planned product offerings, introduce new products and services, and to address unanticipated competitive threats, technical problems, economic conditions or for other requirements. In addition, we may enter into discussions to merge with or acquire other companies. Additional financing, if any, may include the issuance of convertible debt, convertible preferred stock, common stock or other equity securities in exchange for a cash investment in us. There can be no assurance that any such additional financing will be available to us on acceptable terms, or at all. Additional equity financing may involve substantial dilution to our then existing stockholders. In the event we are unable to raise additional capital, we may be required to substantially reduce or curtail our activities. We believe that our current cash funds of approximately $3,222,000 as of March 26, 2003, plus our cash from projected revenues should be sufficient for the Company to continue as a going concern for the near term.

OBLIGATIONS AND COMMITMENTS

The following table summarizes the Company’s obligations and commitments to be paid in 2003, 2004 and 2005:

Nature of Commitment	2003	2004	2005
Operating Lease Payments	$397,380	$194,228	$100,564
Short Term Debt (See Note 12)	414,862	—	—
Long Term Debt (See Note 12)	—	750,000	—

Total obligations and commitments	$812,242	$944,228	$100,564

This table reflects the subsequent activity described in Note 12 (Subsequent Events) to the Consolidated Financial Statements.

At March 25, 2003, we had no material commitments for capital expenditures.

OTHER MATTERS

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure—an Amendment of FASB Statement No. 123.” This standard amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. This statement is effective for financial statements with fiscal years ending after December 15, 2002 and is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002 with earlier application permitted. We have adopted the disclosure-only provisions of SFAS No. 148. We plan to begin recording compensation expense for stock options once accounting standard-setting bodies have issued final accounting standards.

ITEM 7. Consolidated Financial Statements

Index to Consolidated Financial Statements

Report of Independent Auditors

Consolidated Balance Sheet

Consolidated Statements of Operations

Consolidated Statements of Changes in Stockholders’ Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Report of Independent Auditors

The Board of Directors

Emergisoft Holding, Inc.

We have audited the accompanying consolidated balance sheet of Emergisoft Holding, Inc. and subsidiary as of December 31, 2002, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Emergisoft Holding, Inc. and subsidiary at December 31, 2002, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Dallas, Texas

March 27, 2003

Emergisoft Holding, Inc. and Subsidiary

Consolidated Balance Sheet

December 31, 2002
Assets
Current assets:

Cash and cash equivalents	$427,331
Trade accounts receivable	158,579
Prepaid expenses	103,966
Employee advances	43,000

Total current assets	732,876

Equipment and fixtures, net	465,539
Other assets	35,221

Total assets	$1,233,636

Liabilities and Stockholders’ Equity

Current liabilities:

Accounts payable and accrued expenses	$539,232
Deferred revenue, net of deferred costs	106,957
Notes payable	113,990
Notes payable with Related Parties, net of discounts	615,221

Total current liabilities	1,375,400

Notes payable with Related Parties – long term, net of discounts	615,222

Commitments and contingencies

Stockholders’ deficit:
Common Stock, $.001 par value, 37,500,000 shares authorized, 16,579,870 issued and outstanding at December 31, 2002	16,580
Additional capital	25,388,138
Deferred compensation	(26,248)
Accumulated deficit	(26,135,456)

Total stockholders’ deficit	(756,986)

Total liabilities and stockholders’ deficit	$1,233,636

See accompanying notes

Emergisoft Holding, Inc. and Subsidiary

Consolidated Statements of Operations

	Year Ended December 31
	2002	2001

Revenue	$308,273	$350,081

Cost of revenue	24,096	19,585
General and administrative	3,985,813	4,024,034
Development	1,348,544	2,727,307

Total operating expenses	5,358,453	6,770,926

Loss from operations	(5,050,180)	(6,420,845)
Interest income	(10,309)	(50,762)
Interest expense	999,318	474,428

Loss before extraordinary items	(6,039,189)	(6,844,511)
Gain on disposal of asset	(2,325)	—
Gain on extinguishment of debt	—	(196,132)

Net loss	$(6,036,864)	$(6,648,379)

Basic and diluted net loss per share	$(.51)	$(2.12)

Weighted average shares used to compute basic and diluted net loss per share	11,834,645	3,134,090

See accompanying notes

Emergisoft Holding, Inc. and Subsidiary

Consolidated Statements of Changes in Stockholders’ (Deficit)

	Common Stock		Additional Capital	Deferred Compensation	Accumulated Deficit	Total
	Shares	Par Value
Balance at December 31, 2000	2,401,257	$2,401	$16,779,594	$(1,106,344)	$(13,450,213)	$2,225,438
Common stock issued in private placement	3,750,000	3,750	1,996,250	—	—	2,000,000
Common stock issued to vendor for services	35,435	36	198,718	—	—	198,754
Common stock issued upon exercise of employee options	5,063	5	6,594	—	—	6,599
Common stock issued upon conversion of convertible notes	2,136	2	8,543	—	—	8,545
Value of warrants issued in connection with shareholder loan	—	—	1,500,000	—	—	1,500,000
Stock options issued to vendors for services	—	—	19,757	—	—	19,757
Deferred compensation related to stock options	—	—	6,277	(6,277)	—	—
Amortization of deferred compensation	—	—	—	684,001	—	684,001
Net loss	—	—	—	—	(6,648,379)	(6,648,379)

Balance at December 31, 2001	6,193,891	6,194	20,515,733	(428,620)	(20,098,592)	(5,285)

Common stock issued in private placement	10,375,016	10,375	5,089,625	—	—	5,100,000
Common stock issued upon conversion of convertible notes	10,963	11	7,280	—	—	7,291
Stock options issued to vendors for services	—	—	45,500	—	—	45,500
Amortization of deferred compensation	—	—	(270,000)	402,372	—	132,372
Net loss	—	—	—	—	(6,036,864)	(6,036,864)

Balance at December 31, 2002	16,579,870	$16,580	$25,388,138	$(26,248)	$(26,135,456)	$(756,986)

See accompanying notes

Emergisoft Holding, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	2002	2001
Operating Activities
Net loss	$(6,036,864)	$(6,648,379)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	104,328	42,663
Amortization of debt discount	823,041	438,909
Amortization of deferred compensation	132,372	684,001
Stock-based expenses for equity issued to vendors for services	45,500	218,511
Gain on extinguishment of debt	—	(196,132)
Changes in assets and liabilities:
Accounts receivable	(53,699)	(4,041)
Prepaid expenses, employee advances and other assets	(139,770)	(10,290)
Deferred revenue	(46,846)	42,086
Accounts payable and accrued expenses	175,892	(469,503)

Net cash used in operating activities	(4,996,046)	(5,902,175)

Investing Activity
Purchase of equipment and fixtures	(127,715)	(460,175)

Cash used in investing activity	(127,715)	(460,175)

Financing Activities
Proceeds from notes payable with Related Parties	—	1,500,000
Proceeds from notes payable	—	284,930
Repayment of notes payable and line of credit	(210,417)	(182,710)
Proceeds from issuance of common stock and exercise of options	5,100,000	2,006,599

Net cash provided by financing activities	4,889,583	3,608,819

Net decrease in cash and cash equivalents	(234,178)	(2,753,531)
Cash and cash equivalents, beginning of year	661,509	3,415,040

Cash and cash equivalents, end of year	$427,331	$661,509

Supplemental cash flow information:
Cash paid for interest	$13,113	$1,141

Non-cash activities:
Deferred stock-based compensation	$—	$6,277
Additional capital recorded for fair value of warrants issued to related party note payable holders	—	1,500,000
Stock-based expenses for equity issued to vendors for services	45,500	218,511
Exchange of common stock for note payable	7,291	8,545

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

In May 2001, the Company changed its name from Pierce International Discovery, Inc. to Emergisoft Holding, Inc. In addition, on May 25, 2001, EMS Acquisition Corp., a Delaware corporation and the Company’s wholly-owned subsidiary, merged with and into Emergisoft Holding, Inc., a Delaware corporation. In accordance with an Agreement and Plan of Merger, the Company issued one share of its common stock in exchange for each one share of Emergisoft common stock outstanding immediately prior to the closing of the transaction. Pursuant to a Share Cancellation Agreement by and between the Company, Emergisoft and Robert Kropf, the Company’s primary stockholder prior to the merger, 1,168,236 of his shares were canceled effective upon the consummation of the merger.

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and accounts have been eliminated.

On March 13, 2002, the Company declared a 20 for 1 reverse stock split effective March 31, 2002. The effect of this reverse stock split has been retroactively reflected throughout the financial statements.

Emergisoft develops and markets software products directly to hospitals and physicians in the United States. Additionally, Emergisoft offers various consulting services to hospitals. The Company has sustained losses for each of the two years in the period ended December 31, 2002, and has an accumulated deficit of approximately $26.1 million at December 31, 2002.

The Company utilizes significant capital to design, develop and commercialize its products. During 2003, the Company intends to fund the marketing of its products and related operational activities by utilizing equity lines provided by its major investor Berlwood Five, Ltd. (Berlwood) and cash contributed from operations. On November 13, 2002, Berlwood committed to provide additional financing to the Company of up to $5,000,000. As of March 25, 2003 Berlwood has provided the entire commitment to the Company and the Company has approximately $3,222,000 in cash and cash equivalents at March 26, 2003. As of March 28, 2003 the shareholder owns approximately 95% of the common stock of the Company and is considered the parent. The Company may need additional capital to further develop or enhance its current planned product offerings, introduce new products and services, and to address unanticipated competitive threats, technical problems, economic conditions or for other requirements. The Company anticipates that if additional capital is required such financing may include the issuance of convertible debt, convertible preferred stock, common stock or other equity securities in exchange for a cash investment in the Company. There can be no assurance that any such additional financing will be available to the Company on acceptable terms, or at all. Additional equity financing may involve substantial dilution to the Company’s then existing stockholders. In the event the Company is unable to raise additional capital, the Company may be required to substantially reduce or curtail its activities. The Company believes that its current cash funds of approximately $3,222,000 as of March 26, 2003, plus its cash from projected revenues should be sufficient for the Company to continue as a going concern for the near term.

Note 2. Summary of Significant Accounting Policies

Cash Equivalents

The Company considers all highly liquid investments and time deposits with original maturities of three months or less when purchased to be cash equivalents.

Risk Concentration

Financial instruments, which potentially subject the Company to concentrations of credit risk, are primarily cash and cash equivalents and accounts receivable. The Company places its cash investments in investment-grade, short-term debt securities. The Company’s customers consist primarily of large hospitals located throughout the United States. Ongoing credit evaluations are performed on customers and generally collateral is not required. Reserves are provided for potential credit losses; however; such losses have not been significant and have been within management’s expectations.

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

Revenue Recognition

Revenues since the Company’s inception have been derived from the sale of software licenses, installation of software products, maintenance fees, and sales of computer hardware.

Revenue for software sales is recognized in accordance with the provisions of American Institute of Certified Public Accountants’ Statement of Position (SOP) 97-2, Software Revenue Recognition. Under SOP 97-2, software sales are recognized upon execution of a contract and delivery of software, provided that the license fee is fixed and determinable, no significant production modification or customization of the software is required, and collection is considered probable by management. In the event that the Company has been contracted to install a combination of hardware and software, revenue for hardware and software sales is deferred until installation is complete. The costs of the hardware installed are also deferred until installation is complete. The Company provides maintenance services in the form of telephone customer and technical support and software upgrades on its software products as an accommodation to purchasers of these products and as a means of fostering customer satisfaction. Maintenance revenue is recognized over the term of the maintenance contract, generally four years.

Deferred Revenue

Deferred revenue represents amounts billed to customers under terms specified in software licensing, hardware, and maintenance contracts for which completion of contractual terms, delivery or installation of the software has not occurred.

Product Development Costs

Product development costs are expensed as incurred and relate primarily to the development of new products and the ongoing maintenance of existing products. Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the point at which the product is available for general release to customers. Since the Company’s inception, the establishment of technological feasibility of products, and the general release of such software have substantially coincided. As a result, software development costs qualifying for capitalization have been insignificant and, therefore, the Company has historically expensed all software development costs as the costs are incurred.

General and Administrative Expenses

General and administrative expenses represent all corporate and general support costs, including personnel, outside vendor services, and other overhead costs.

Advertising

Advertising expense is comprised of media, agency, and production expenses. Advertising costs are expensed as incurred and totaled approximately $258,000 and $91,000 for the years ended December 31, 2002 and 2001, respectively.

Federal Income Taxes

The Company records deferred taxes for the tax effect of differences between the financial reporting bases and the income tax bases of the Company’s assets and liabilities. A valuation allowance is provided for a portion or all of the deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Stock-Based Compensation

The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees and Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. Under APB 25, the Company recognizes no compensation expense related to employee or director stock options when options are granted with exercise process at the fair value of the stock on the date of grant.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (FAS 123), Accounting for Stock-Based Compensation and Statement of Financial Accounting Standards No. 148 (FAS 148), Accounting for Stock-Based-Compensation – Transition and Disclosure—An Amendment of FASB Statement No. 123. Under the provisions of FAS 123, compensation expense is recognized based on the fair value of options on the grant date.

The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of FAS 123 to stock based compensation:

	2002	2001
Net loss, as reported	$(6,036,864)	$(6,648,379)

Less: Stock based compensation expense determined under the fair-value based method, net of tax	(108,070)	(39,785)

Net loss, pro forma	$(6,144,934)	$(6,688,164)

Basic and diluted loss per share, as reported	$(.51)	$(2.12)

Basic and diluted loss per share, pro forma	$(.52)	$(2.13)

Because options vest over a period of several years and additional awards are generally made each year, the pro forma information presented above is not necessarily indicative of the effects on reported or pro forma net earnings or losses for future years.

The Company follows the provisions of FAS 123 and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Connection with Selling Goods or Services, for equity instruments granted to non-employees. The Company expenses the fair value of these equity instruments over the respective vesting term. The Company recorded charges of $177,872 and $902,512 for the years ended December 31, 2002 and December 31, 2001, respectively, relating to equity issued to vendors for services, equity issued to employees below fair market value, and the amortization of deferred compensation for options granted to employees. In 2002 and 2001, all charges are included in general and administrative expense in the accompanying statements of operations.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and footnotes thereto. Actual results may differ from those estimates.

Note 3. Equipment and Fixtures

Equipment and fixtures consists of the following at December 31, 2002:

	Depreciable Life
Office computer equipment	5 years	$1,373,217
Furniture, fixtures, and other office equipment	5 – 7 years	65,077
Leasehold improvements	3 years	19,540

		1,457,834

Less accumulated depreciation and amortization		992,295

Equipment and fixtures, net		$465,539

Note 4. Convertible Debt

In 2002, convertible note holders converted $7,291 in convertible notes to 10,963 shares of common stock. In 2001, convertible note holders converted $8,545 in convertible notes to 2,136 shares of common stock.

Note 5. Notes Payable

The Company’s notes payable consist of the following at December 31, 2002:

Notes payable provided by two shareholders bearing interest at 10%, principal and interest due April 30, 2003	$1,500,000
Term note payable for asset purchase, bearing interest at 10% per annum and requiring scheduled payments through July 2003	113,990

1,613,990

Less:
Unamortized discounts on notes payable	269,557
Current portion	729,211

Long term portion	$615,222

In March 2003, the Company repurchased one of the notes payable with a shareholder and extended the maturity date of the other note payable with a shareholder from April 2003 to April 2004. See Note 12.

Note 6. Stockholders’ Equity

Common Stock

During 2002, Berlwood Five, Ltd. (Berlwood), a current shareholder, made additional equity investments in exchange for common stock. At various times, throughout 2002, Berlwood invested a total of $5,100,000 in exchange for 10,375,016 shares of common stock.

On October 24, 2001, Berlwood, a current shareholder, made an additional $2,000,000 equity investment in exchange for common stock. Berlwood received 3,750,000 newly issued shares of our common stock in the transaction.

In 2002, the Company issued options to purchase 50,000 shares of common stock to certain consultants. In connection with this issuance of options, the Company recorded charges of $45,500 for the year ended December 31, 2002.

In 2001, the Company issued 35,435 shares of common stock and options to purchase 3,400 shares of common stock to certain vendors and consultants. In connection with these issuances of common stock and options, the Company recorded charges of $198,754 for the year ended December 31, 2001.

At December 31, 2002, common stock reserved for future issuance is as follows:

Shares
Options outstanding and available for grant	3,167,498
Warrants (see Note 12)	324,821

Total	3,492,319

Stock Option Plan

During 2002 and 2001, the Company granted stock options to employees pursuant to its 1998 Incentive Stock Option Plan (the Plan). The Plan, as amended, permits the Company to grant a maximum of 3,125,000 shares of common stock to employees and directors under various stock awards, including options, at exercise prices not less than the fair market value of the stock at the date of grant as determined by the Company’s Board of Directors.

Stock options may be exercised over a period not to exceed ten years and generally vest ratably for five years from the date of grant. The changes in all outstanding options are as follows:

	Shares Under Option	Weighted Average Exercise Price Per Share
Balance at December 31, 2000	352,156	$6.20
Granted	21,219	12.40
Exercised	(2,062)	11.40
Canceled	(109,613)	6.80

Balance at December 31, 2001	261,700	6.40
Granted	1,833,538	1.14
Canceled	(409,502)	4.03

Balance at December 31, 2002	1,685,736	$1.25

Options to purchase 572,056 shares were exercisable as of December 31, 2002, with a weighted average exercise price of $1.41. Options to purchase 153,797 shares were exercisable as of December 31, 2001, with a weighted average exercise price of $6.60.

The following table summarizes the number of options, the exercise prices, and the weighted average remaining life of all options outstanding at December 31, 2002:

Exercise Price	Number of Options Outstanding	Weighted Average Remaining Life
$ .76	1,510,000	9.6 years
1.20	44,075	6.2 years
2.90	74,250	9.1 years
8.00	4,788	7.0 years
12.80	49,498	7.7 years
16.00	3,125	7.1 years

	1,685,736

Certain employees and consultants of the Company have been granted options under the Plan to purchase shares of the Company’s common stock at less than fair value. Options to acquire 50,000 and 900 shares of common stock were issued in 2002 and 2001, respectively, with exercise prices less than the fair market value at the date of grant. In February 1999, the exercise price for all previously issued options was reduced from $8.00 to $1.20. Options to acquire 9,375 shares of stock were exercised immediately. Options to acquire 1,939 shares of common stock remain outstanding at December 31, 2002 and are subject to variable accounting as a result of the re-pricing activity. The Company recorded deferred stock compensation related to options issued to employees of $0 and $6,277 for the years ended December 31, 2002 and 2001, respectively, for the difference between the exercise price and the fair market value of the Company’s common stock underlying certain options granted. The deferred stock compensation recorded in 2002 and 2001 includes the effects of adjusting the re-priced options to fair market value as of the earlier of the date of exercise or the respective year-end. Deferred stock compensation is being amortized over the vesting period for the individual options, which range from immediate to five years. The amortization of deferred compensation for options issued to employees totaled $132,372 and $684,001 for the years ended December 31, 2002 and 2001, respectively. The Company also recorded charges of $45,500 and $16,723 for the years ended December 31, 2002 and 2001, respectively, relating to options issued to non-employees for goods and services. The options issued to non-employees were fully vested at the date of grant.

Pro forma information regarding net loss and loss per share has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123, “Accounting for Stock-Based Compensation.” The fair value of those options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2002 and 2001, respectively: risk-free interest rates of 5% and 6%, respectively; dividend yields of 0%; volatility factors of the expected market prices of the Company’s common stock of .80 and weighted average expected lives of options of approximately five years.

See Note 2 for the pro forma effects on net loss and net loss per share of SFAS No. 123 for the years 2002 and 2001.

In December 2001, the Emergisoft Board of Directors approved the 2001 Non-Employee Director Stock Option Plan and the 2001 Employee Stock Option Plan. These two new option pools made a total of 1,025,000 options to purchase common stock available for grant.

On July 19, 2002, the Emergisoft Board of Directors approved an increase in the number of registered shares available for issuance under the 2001 Employee Stock Option Plan from 900,000 shares to 3,000,000 common shares. This increase of 2,100,000 shares is subject to shareholder approval.

Note 7. Net Loss Per Common Share – Basic and Diluted

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.

	Year Ended December 31,
	2002	2001
Net loss	$(6,036,864)	$(6,648,379)
Basic and diluted:
Weighted average common shares outstanding	11,834,635	3,134,090

Basic and diluted net loss per share	$(.51)	$(2.12)

The Company has excluded the impact of all warrants for common stock and outstanding stock options from the calculation of diluted loss per common share because all such securities are anti-dilutive for all periods presented.

Note 8. Commitments and Contingencies

Leases

The Company rents and leases its facilities and certain computer hardware. Certain leases include options for renewal or purchase and contain clauses for payment of real estate taxes and insurance. In most cases, management believes that, in the normal course of business, leases will be renewed or replaced by other leases. Rental expense was approximately $174,377 and $169,498 for the years ended December 31, 2002 and 2001, respectively.

The following are the minimum lease payments under non-cancelable operating leases as of December 31, 2002:

2003	$397,380
2004	194,228
2005	100,564

$692,172

Legal Proceedings

In December 1999, a stockholder and former officer of Emergisoft filed suit in federal court alleging that we were infringing on a copyright for the ICUS database and tool set that he claimed to own personally. Our previous ICUS-based product offering, now replaced by our EmergisoftED™ product offering, used ICUS, a proprietary database. On January 8, 2001, the court granted our motion for summary judgment, dismissing all of the former officer’s claims. The case was appealed and on March 20, 2003, the United States 5th Circuit Court of Appeals ruled in our favor.

Note 9. Income Taxes

The differences between the actual income tax benefit and the amount computed by applying the statutory federal tax rate to the loss before income taxes are as follows:

	Years Ended December 31
	2002	2001
Benefit computed at federal statutory rate	$(2,052,534)	$(2,260,449)
Permanent differences	8,346	4,639
Other	—	591,169
Increase in valuation allowance	2,044,188	1,664,641

Total	$—	$—

The Company’s deferred tax assets and liabilities as of December 31, 2002, are as follows:

Deferred tax assets:
Change in accounting method	$98,128
Deferred compensation expense	2,174,407
Other	8,804
Net operating loss carryforwards	5,983,127

Total deferred tax assets	8,264,466
Valuation allowance for deferred tax assets	(8,264,466)

Deferred tax assets, net of valuation allowance	$—

At December 31, 2002 the Company has approximately $17.6 million of federal net operating loss carryforwards that begin to expire in 2018.

At December 31, 2002, the Company has recorded a valuation allowance against its net deferred tax assets because management believes that, after considering all the available objective evidence, the realization of the assets is not reasonably assured. To the extent that net operating loss carryforwards, when realized, relate to stock option deductions, the resulting benefits will be credited to stockholders’ equity. In addition, in connection with the equity transactions that have taken place since January 1, 1998, the Company has experienced a change in control pursuant to Internal Revenue Code Section 382. As such, the net operating loss carryforward will be limited as to its possible use in future periods.

Note 10. Related Party Transactions

In October of 2002, the Company paid a director $10,000 in exchange for consulting services.

In April of 2001, lines of credit totaling $1,500,000 were made available to the Company by two of its stockholders. On August 7, 2001 the Company requested and received advances totaling $300,000 against the lines of credit. In connection with these advances, warrants were issued allowing the stockholders to purchase in total 60,000 shares of common stock at $30.00 per share. These warrants terminate on August 3, 2011. Throughout the remainder of the third quarter of 2001, the Company requested and received advances against the lines of credit totaling $1,050,000. In connection with these advances, warrants were issued allowing the stockholders to purchase in total 210,000 shares of common stock at $15.00 per share. These warrants have a termination date of April 30, 2006. The warrants contain a cashless exercise feature and the warrant holders have registration rights. Under the terms of the promissory notes all outstanding principal and interest was to be due on April 30, 2002. The remaining available credit of $150,000 was advanced in October of 2001. The advance in October 2001 brought the total due in connection with the promissory notes to $1,500,000 and the total number of shares subject to warrants issued in connection with the lines of credit to 300,000.

On October 24, 2001 the two stockholders agreed to extend the maturity on the $1,500,000 indebtedness one year to April 30, 2003. In consideration for the extension, the Company reduced the exercise price per share on the warrants issued in connection with the advances from a weighted average exercise price of $18.00 to $0.534. The fair value of the warrants of $1,500,000 was determined using the Black-Scholes method and was recorded as a credit to additional capital and is being recognized as additional interest expense over the term of the notes payable.

In March 2003, the Company repurchased one of the notes payable with a shareholder and extended the maturity date of the other note payable with a shareholder from April 2003 to April 2004. See Note 12.

Note 11. Gain on Extinguishment of Debt

In February 1999, a settlement agreement was entered into with a customer involving a claim for refund of license fees paid to Emergisoft whereby Emergisoft agreed to pay the customer a total of $342,000 plus interest of 6%. At December 31, 2000 the outstanding balance of the note payable was $283,312 plus accrued interest. On June 12, 2001, the Company and the former customer signed an agreement to mutually release all claims in consideration for $54,000 to be paid by Emergisoft to the former customer. As a result, a gain on extinguishment of debt of $196,132 was recorded in 2001.

Note 12. Subsequent Events

On March 25, 2003, the Company issued 5,531,388 shares of common stock in exchange for $2,950,000 in accordance with the November 13, 2002 financing commitment provided by Berlwood.

On March 19, 2003, Berlwood agreed to extend the maturity dates of its notes payable totaling $750,000 from April 30, 2003 to April 30, 2004. In exchange, the Company agreed to cause each of its subsidiaries, Emergisoft Holding, Inc., a Delaware corporation, and Emergisoft Corporation, a Delaware corporation, to guarantee the payment of the notes payable and to pledge all of their assets as security for the notes payable.

On March 11, 2003, the Company issued 281,251 shares of common stock in exchange for $150,000 in accordance with the November 13, 2002 financing commitment provided by Berlwood.

On February 24, 2003, the Company entered into a Securities Purchase Agreement with four holders of its securities. Under that agreement:

•	The Company purchased from one holder of our securities, for a total consideration of $105,000: a warrant to purchase common stock that entitled the holder to purchase up to 30,000 shares of the Company’s common stock; a warrant to purchase common stock that entitled the holder to purchase up to 23,118 shares of the Company’s common stock; and a note payable representing $150,000 in principal amount of indebtedness, plus accrued and unpaid interest, owed to the holder;

•	The Company purchased from another holder of our securities, for a total consideration of $420,000: a warrant to purchase common stock that entitled the holder to buy 120,000 shares of the Company’s common stock; and a note payable representing $600,000 in principal amount of indebtedness, plus accrued and unpaid interest, owed to the holder; and

•	The Company purchased from the other two holders, for a total consideration of $216,693, 541,732 of its shares of common stock.

To finance the repurchase of these securities under the Securities Purchase Agreement and to obtain additional working capital, the Company issued 1,875,005 shares of its common stock to Berlwood for $1,000,000, or a per share purchase price of approximately $0.53.

On February 7, 2003, the Company issued 375,001 shares of its common stock in exchange for $200,000 in accordance with the November 13, 2002 financing commitment provided by Berlwood.

On each of January 27, 2003 and January 29, 2003, the Company issued 187,500 shares of its common stock in exchange for $100,000 in accordance with the November 13, 2002 financing commitment provided by Berlwood.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Part III

ITEM 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

DIRECTORS

The following table sets forth the names, ages as of December 31, 2002, and principal occupations of our directors, other directorships in certain companies held by them and the date of their first service as a director of ours. Each such person has continuously served as a director since the date of his first service. Additional information concerning each director follows the table.

Name	Principal Occupation and Directorships	Director Since	Age

Christopher Assif	CEO of Epigraph and Director	10/14/02	41

Ash Huzenlaub	Chairman of the Board, President, Chief Executive Officer and Director	5/29/02	27

Jeff McCurdy	Attorney in Private Practice and Director	8/29/01	29

Jim Ross	Attorney in Private Practice and Director	11/2/01	42

Jason Sear	Financial Manager of Berlwood Five, Ltd. and Director	5/25/01	35

Each of the directors has been engaged in the principal occupation set forth opposite his name for at least the past five years except as described below.

CHRISTOPHER ASSIF brings nineteen years of experience in enterprise software, clinical information systems, systems integration, e-business services, and telecommunications along with significant industry knowledge in insurance, retail and healthcare to his role as one of our directors. Mr. Assif is currently the CEO of Epigraph, a leading provider of “business ready self service software” helping organizations connect suppliers, partners, dealers and customers. During his career, Mr. Assif has held executive management, business development, product engineering, system implementation and sales/marketing positions with several firms including two Fortune 30 companies—Baxter International (NYSE:BAX) and Ameritech, now a division of SBC Communications (NYSE:SBC). Immediately prior to his role with Epigraph, Mr. Assif was CEO and a member of the board of directors of Dynamic Healthcare Technologies Inc., a NASDAQ listed clinical and diagnostic workflow solutions system provider. The company, which serviced more than 640 client sites worldwide, merged with Cerner Corporation (NASDAQ: CERN) in December 2001

ASH HUZENLAUB joined us as our Chairman, President and CEO on May 29, 2002. Mr. Huzenlaub has been associated with us for the past two and a half years, most recently as an independent director. Prior to joining us, Mr. Huzenlaub was employed by Berlwood Five, Ltd., an Arlington, Texas based investment group. Prior to his engagement by Berlwood, he was employed by Woodcrest Capital, L.L.C., a Fort Worth based investment company. Mr. Huzenlaub serves as an advisor to the Texas Christian University Neeley School of Business and is past President and Chairman of the Texas Run To

The Cross (2000-2002), a benefit for Texas youth projects. He is also a member of the National Eagle Scout Association. Mr. Huzenlaub graduated in 1998 with a BBA in Finance and Marketing, with an emphasis in Entrepreneurship, from Texas Christian University. He was a four year distance runner for Texas Christian University Track & Field and a Letterman. He completed the Leadership Studies program at Regents College, London, England, and attended the Caruth Entrepreneurship Center Certification program at Southern Methodist University.

JEFF MCCURDYis a representative of Berlwood Five, Ltd. He graduated from Texas Christian University with a Bachelor’s of Science in 1997 and earned his Doctorate of Jurisprudence from Texas Wesleyan University in 2001. Mr. McCurdy is currently a partner in the law firm of McCurdy & McCurdy. Mr. McCurdy is active in a number of other investments and is a resident of North Texas.

JIM ROSS is a former Marine with nearly 13 years of law enforcement experience at the local and federal levels. He is currently a personal injury attorney in private practice in Arlington, Texas. He earned a Bachelor Degree from Dallas Baptist University and a Juris Doctor Degree from Texas Wesleyan University School of Law in 1998. He is a member of the American Bar Association, American Trial Lawyers Association, Texas Trial Lawyers Association, College of the Texas State Bar and Tarrant County Bar Association.

JASON SEAR a partner of Berlwood Five, Ltd., is involved in several local and nationwide business enterprises as an investor and executive team member. Educated in economics at the University of St. Thomas, Mr. Sear sits on several boards of non-reporting companies and oversees the financial management of a variety of partnerships and corporations, primarily related to real estate investment, corporate development and business finance.

EXECUTIVE OFFICERS

The following information is provided with respect to our current executive officers.

Name	Age	Position(s) Held with Emergisoft

Ash Huzenlaub	27	Chairman of the Board, President, Chief Executive Officer and Director

Ann Crossman	39	Controller and Treasurer

ANN CROSSMAN joined us in August 2000 and is responsible for the management and compliance of our corporate accounting, financial reporting, and forecasting and planning functions. Prior to joining us, she served as the Controller of Adams Laboratories, Inc., a privately held pharmaceutical manufacturer. Ms. Crossman has over 16 years of accounting experience, is a Certified Public Accountant (CPA) and holds a Bachelor of Business Administration degree in Accounting from Stephen F. Austin State University.

FAMILY RELATIONSHIPS

Jeff McCurdy and Jason Sear are brothers-in-law.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Compliance with Section 16(a) of the 1934 Act requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission, or SEC. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of such forms furnished to us during, and with respect to, fiscal 2002, we believe that during fiscal 2002 all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were in compliance with Section 16(a) with the exception of the following transactions:

•	On February 15, 2002, Berlwood Five, Ltd. purchased 3,750,000 shares of common stock and filed the applicable Form 4 one day late on March 11, 2002. Berlwood Three, LLC also reported its indirect acquisition of these 3,750,000 shares a day late on March 11, 2002.

•	Berlwood Three, LLC failed to report its indirect acquisition, through Berlwood Five, Ltd., of 1,875,005 shares of common stock on September 19, 2002; 937,503 shares of common stock on November 13, 2002; and 937,503 shares of common stock on December 23, 2002 on a Form 4 until December 30, 2002.

•	On March 1, 2002, John Flynn, who owned shares of common stock and options on shares of common stock, was elected an officer of the Company and failed to file a Form 3 until August 2, 2002.

•	On January 1, 2002, Cameron Ware, then a director of the Company, acquired an option to acquire 2,500 shares of common stock and this acquisition was not reported on a Form 4 until May 16, 2002. On February 28, 2002, Mr. Ware’s term as officer of Infosphere Incorporated, a company that directly owned 2,386,048 shares of our common stock, ended. Mr. Ware failed to file a Form 4 reporting that he no longer indirectly owned these 2,386,048 shares until March 11, 2002.

ITEM 10. Executive Compensation

The following Summary Compensation Table sets forth the annual and long-term compensation for our Chief Executive Officer and our two most highly compensated executive officers other than the Chief Executive Officer. No other executive employed by the Company received salary and bonus in excess of $100,000 during 2002. The following table sets forth all plan and non-plan compensation awarded to, earned by, or paid to the indicated executive officers. No executive officer received any form of compensation from the company or any third party during their employment with the company that is not described in the table below.

Summary Compensation

	Year	Annual Compensation			Long Term Compensation Awards		All Other Compensation ($)
Name and Principal Position		Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options (#)

Ash Huzenlaub (1) Chairman of the Board, Chief Executive Officer and President	2000 2001 2002	— — 61,410	— — —	— — —	— — —	— — 650,000	— — —

Dan Witte (2) Former Chairman of the Board, Chief Executive Officer and President	2000 2001 2002	128,500 159,375 82,381	— — —	— — —	— — —	— — —	— — 48,750	(4)

Jay Flynn (3) Vice President of National Sales	2000 2001 2002	— — 120,000	— — 125,000	— — —	— — —	— — 500,000	— — —

(1)	Ash Huzenlaub was elected our Chief Executive Officer and President on May 29, 2002.
(2)	Dan Witte was elected our Chief Executive Officer and President in November 2001 and served in this capacity until his resignation in May 2002.
(3)	Jay Flynn was elected our Vice President of National Sales in February 2002 and served as our Vice President through December 2002. He is now employed as a Senior Territory Director and, as of January 1, 2003, is no longer an officer of ours.
(4)	Mr. Witte received $48,750 in severance compensation upon his resignation in May 2002.

Stock Options Granted in 2002

The following table contains information concerning stock option grants made by us to the executive officers named in the Summary Compensation Table appearing above during the fiscal year ended December 31, 2002. No stock appreciation rights were granted to individuals during 2002. Each option has a maximum term of either 5 or 10 years, as indicated, subject to earlier termination in the event of the option holder’s cessation of employment with us.

Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in 2002(1)	Exercise Price per Share ($)	Expiration Date

Ash Huzenlaub (2)	650,000	37%	.76	8/1/07

Dan Witte (3)	—	—	—	—

Jay Flynn (4)	500,000	28%	.76	8/1/07

(1)	The aggregate number of options granted to employees in 2002 was 1,771,038.
(2)	The options vest as to 250,000 option shares on August 1, 2002, then 100,000 shares each year thereafter
(3)	Mr. Witte was not granted any stock options in 2002.
(4)	The options vest as to one-fifth of the option shares on each of August 1, 2002; August 1, 2003; August 1, 2004; August 1, 2005 and August 1, 2006.

Aggregated Option Exercises and Fiscal Year-End Option Values

The following table contains certain information concerning the value of unexercised options at December 31, 2002.

	Shares Acquired on Exercise (#)	Value Realized	Number of Securities Underlying Unexercised Options at December 31, 2002		Value of Unexercised In-The-Money Options at December 31, 2002 (1)
Name			Exercisable	Unexercisable	Exercisable ($)	Unexercisable ($)

Ash Huzenlaub	—	—	250,000	400,000	0	0

Dan Witte (2)	—	—	—	—	—	—

Jay Flynn	—	—	100,000	400,000	0	0

(1)	The fair market value of the options does not exceed the exercise price of the options.
(2)	Mr. Witte’s options were terminated upon his resignation as one of our officers.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of common stock as of March 25, 2003 (unless otherwise indicated) by:

•	each of our directors;
•	our Chief Executive Officer and our other most highly compensated executive officer;
•	all executive officers and directors as a group; and
•	each person known by us to own beneficially five percent or more of our outstanding common stock.

Directors, Executive Officers and 5% Shareholders	Beneficial Share Ownership
Directors	Number of Shares	Percent of Outstanding Shares

Ash Huzenlaub (1)	308,602	1.25%
Christopher Assif (2)	50,000	*
Jeff McCurdy (3)	2,500	*
Jim Ross (4)	2,500	*
Jason Sear (5)	2,500	*

Executive Officers not named above

Jay Flynn (6)	103,000	*
Ann Crossman (7)	4,250	*

Directors and executive officers as a group	392,019	1.49%

Holders of 5% or more not named above
Berlwood Five, Ltd. (8)	23,500,913	95.43%
Berlwood Three, L.L.C. (9)	23,500,913	95.43%

*	Indicates less than 1%
(1)	Includes 250,000 shares of common stock issuable upon exercise of options.
(2)	Includes 50,000 shares of common stock issuable upon exercise of options.
(3)	Includes 2,500 shares of common stock issuable upon exercise of options.
(4)	Includes 2,500 shares of common stock issuable upon exercise of options.
(5)	Includes 2,500 shares of common stock issuable upon exercise of options.
(6)	Includes 100,000 shares of common stock issuable upon exercise of options.
(7)	Includes 4,250 shares of common stock issuable upon exercise of options.
(8)	The address of Berlwood Five, Ltd. is 1201 North Watson Road, Suite 100, Arlington, Texas 76006. Includes 150,000 shares of common stock issuable upon exercise of warrants.
(9)	The address of Berlwood Three, L.L.C. is 1201 North Watson Road, Suite 100, Arlington, Texas 76006. Includes 150,000 shares of common stock issuable upon exercise of warrants. Berlwood Three, L.L.C. is the general partner of Berlwood Five, Ltd.

ITEM 12. Certain Relationships and Related Transactions

On August 3, 2001, Berlwood Five, Ltd. advanced $150,000 to us and received a promissory note and a warrant to purchase up to 30,000 shares of our common stock, at an exercise price of $30.00 per share, at any time on or before August 3, 2011. Under the terms of the promissory note, all outstanding principal and interest was to become due on April 20, 2002.

On August 29, 2001, we requested advances from Berlwood and Berlwood agreed to advance $600,000 to us under a new promissory note secured by all or our assets. In addition, we delivered a warrant to Berlwood to purchase up to 120,000 shares of our common stock, at an exercise price of $15.00 per share, at any time on or before April 30, 2006.

On October 25, 2001, Berlwood made a $2,000,000 equity investment in us and received 3,750,000 newly issued shares of our common stock. We had the right, but not the obligation, to repurchase all or any portion of the 3,750,000 shares at a repurchase price per share of $.06, exercisable at any time prior to October 25, 2002.

Also on October 25, 2001, Berlwood extended the maturity date on our indebtedness described above to April 30, 2003. In consideration for the extension, we reduced the exercise price per share on warrants issued to Berlwood to acquire up to a total of 150,000 shares of our common stock from a weighted average exercise price per share of $.90 to $.0267.

On February 15, 2002, Berlwood made an additional $2,000,000 equity investment in us and received 3,750,000 newly issued shares of our common stock. We had the right, but not the obligation, to repurchase all or any portion of the 3,750,000 shares at any time prior to February 15, 2003. The repurchase price was $1.20 per share if the shares were repurchased prior to October 24, 2002 and $2.40 if the shares were repurchased on or after October 24, 2002.

On March 31, 2002, we decreased the number of its authorized shares to 37,500,000 and effected a twenty-for-one reverse stock split of its issued and outstanding shares of common stock.

On April 1, 2002, in consideration for a financing commitment by Berlwood made on March 28, 2002, we issued 1,000,000 shares of our common stock to Berlwood for $100,000.

On June 26, 2002, we issued 1,875,005 shares of our common stock to Berlwood for $1,000,000.

On September 19, 2002, we issued 1,875,005 shares of our common stock to Berlwood for $1,000,000.

On November 13, 2002, we issued 937,503 shares of our common stock to Berlwood for $500,000

On December 23, 2002, we issued 937,503 shares of our common stock to Berlwood for $500,000.

In October 2002, we paid our director, Cris Assif, $10,000 in business consulting fees.

ITEM 13. Exhibits and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

1.	Financial Statements:

The following financial statements of Emergisoft and the Report of Emergisoft’s Independent Public Accountants are included on pages 20 through 25 of this Form 10-K.

Index to Consolidated Financial Statements

Report of Independent Auditors

Consolidated Balance Sheet

Consolidated Statements of Operations

Consolidated Statements of Changes in Stockholder’s Equity (Deficit)

Consolidated Statements of Cash Flows

2.	Exhibits

Exhibit No.	Sequential Description

2.1

Agreement and Plan of Merger, dated March 28, 2001, among Emergisoft Holding, Inc., a Nevada corporation (f/k/a Pierce International Discovery, Inc.), EMS Acquisition Corp. and Emergisoft Holding, Inc., a Delaware corporation (filed as Exhibit 2.1 to Emergisoft’s Form 8-K filed June 4, 2001 and incorporated herein by reference).

3.1	Articles of Incorporation of Emergisoft Holding, Inc. (filed as Exhibit 3.1 to Emergisoft’s Form 8K-A filed August 2, 2001 and incorporated herein by reference).

3.2	Articles of Amendment to the Articles of Incorporation, dated May 9, 1999 (filed as Exhibit 3.2 to Emergisoft’s Form 8K-A filed August 2, 2001 and incorporated herein by reference).

3.4	Articles of Amendment to the Articles of Incorporation, dated January 17, 2001 (filed as Exhibit 3.4 to Emergisoft’s Form 8K-A filed August 2, 2001 and incorporated herein by reference).

3.5	Bylaws of Emergisoft Holding, Inc. (filed as Exhibit 3.5 to Emergisoft’s Form 8K-A filed August 2, 2001 and incorporated herein by reference).

4.1	Investment Letter and Grant of Repurchase Right, dated October 24, 2001 (filed as Exhibit 4.1 to Emergisoft’s Form 8-K filed November 8, 2001 and incorporated herein by reference).

4.2

Letter Agreement between Berlwood Five, Ltd. and Emergisoft Holding, Inc., dated October 24, 2001 (filed as Exhibit 4.2 to Emergisoft’s Form 8-K filed November 8, 2001 and incorporated herein by reference).

4.3

Letter Agreement between Woodcrest Capital LLC, Westpoint Investors Limited Partnership and Emergisoft Holding, Inc., dated October 24, 2001 (filed as Exhibit 4.3 to Emergisoft’s Form 8-K filed November 8, 2001 and incorporated herein by reference).

+10.1	Emergisoft Holding, Inc. 2001 Stock Incentive Plan (filed as exhibit 10.1 to Emergisoft’s Form 10K-SB filed on April 1, 2002 and incorporated herein by reference).

+10.2	Emergisoft Holding, Inc. 2001 Non-Employee Director Stock Option Plan (filed as exhibit 10.2 to Emergisoft’s Form 10K-SB filed on April 1, 2002 and incorporated herein by reference).

10.3	Financing Commitment by Berlwood Five, Ltd., dated November 13, 2002 (filed as exhibit 10.3 to Emergisoft’s Form 10Q-SB filed on November 14, 2002 and incorporated herein by reference).

23.1	Consent of Independent Auditors

99.1	Certification Pursuant to 18 U.S.C. Section 1350, AS Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, AS Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act

+	Identifies management contracts and compensatory plans or arrangements.

(b)	We filed the following reports on Form 8-K during the year ended December 31, 2002:

On February 15, 2002 we reported that Berlwood Five, Ltd., a current shareholder of ours, made an additional $2,000,000 equity investment in us on February 15, 2002. Berlwood Five, Ltd. received 3,750,000 newly issued shares of our common stock in the transaction. It used private funds to pay the consideration for the shares. We have the right, but not the obligation, to repurchase all or any portion of the 3,750,000 shares at a repurchase price per share of $1.20, exercisable at any time prior to October 24, 2002. On or after October 24, 2002, we have the right, but not the obligation, to repurchase all or any portion of the 3,750,000 shares at a repurchase price per share of $2.40, exercisable at any time prior to February 15, 2003.

On April 8, 2002 we announced that on March 28, 2002, Berlwood Five, Ltd. agreed to a financing commitment of $2,500,000. In the same report we announced our trading symbol changed due to the reverse split on March 31, 2002.

On July 10, 2002, we announced that Berlwood Five, Ltd. made an additional $1,000,000 investment in us on June 28, 2002. Berlwood received 1,875,005 shares of our common stock in the transaction.

On September 19, 2002 we announced that Berlwood Five, Ltd. made an additional $1,000,000 investment in us on September 19, 2002. Berlwood received 1,875,005 shares of our common stock in the transaction.

ITEM 14. Controls and Procedures

As required by new Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) within 90 days prior to the date of filing this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Controller, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. However, due to the limited size of the Company’s staff, there is inherently a lack of segregation of duties related to the authorization, recording, processing and reporting of transactions. We periodically assess the cost versus benefit of adding the resources that would remedy this situation and currently, with the concurrence of the board of directors, do not consider the benefits to outweigh the costs of adding additional staff in light of the limited number of transactions related to the Company’s operations.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Emergisoft Holding, Inc.

Date: March 31, 2003	By:	/s/ Ash Huzenlaub
Ash Huzenlaub Chairman of the Board, President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Ash Huzenlaub Ash Huzenlaub	Chairman of the Board, President and Chief Executive Officer	March 31, 2003

/s/ Ann Crossman Ann Crossman	Controller and Treasurer	March 31, 2003

/s/ Christopher Assif Christopher Assif	Director	March 31, 2003

/s/ Jeff McCurdy Jeff McCurdy	Director	March 31, 2003

/s/ Jim Ross Jim Ross	Director	March 31, 2003

/s/ Jason Sear Jason Sear	Director	March 31, 2003