Form 10QSB
period 2003-03-31
EMERGISOFT HOLDING INC
filed 2003-05-15
CIK 854776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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

Number of shares outstanding as of May 12, 2003:

Class: Common Stock, par value $.001	Shares outstanding: 24,475,658

Transitional Small Business Disclosure Format

(check one)

Yes ☐  No ☒

EMERGISOFT HOLDING, INC. AND SUBSIDIARIES

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

Emergisoft Holding, Inc. and Subsidiaries

Consolidated Balance Sheets

	March 31, 2003	December 31, 2002
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$2,997,228	$427,331
Trade accounts receivable	77,492	158,579
Prepaid expenses	53,061	103,966
Employee advances	14,130	43,000

Total current assets	3,141,911	732,876

Equipment and fixtures, net	529,044	465,539
Other assets	29,000	35,221

Total assets	$3,699,955	$1,233,636

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable and accrued expenses	$295,410	$539,232
Deferred revenue, net of deferred costs	352,464	106,957
Notes payable	55,346	113,990
Notes payable with Related Parties, net of discounts	—	615,221

Total current liabilities	703,220	1,375,400

Notes payable with Related Parties – long term, net of discounts	704,646	615,222

Commitments and contingencies

Stockholders’ equity (deficit):
Common Stock, $.001 par value, 37,500,000 shares authorized, 24,475,658 and 16,579,870 issued and outstanding at March 31, 2003 and December 31, 2002, respectively	25,018	16,580
Additional capital	29,879,700	25,388,138
Deferred compensation	(20,624)	(26,248)
Treasury stock, at cost, 541,732 and 0 shares at March 31, 2003 and December 31, 2002, respectively	(216,693)	—
Accumulated deficit	(27,375,312)	(26,135,456)

Total stockholders’ equity (deficit)	2,292,089	(756,986)

Total liabilities and stockholders’ deficit	$3,699,955	$1,233,636

See accompanying notes

Emergisoft Holding, Inc. and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended March 31
	2003	2002
	(Unaudited)	(Unaudited)

Revenue	$84,031	$80,091

Cost of revenue	37,130	2,978
General and administrative	1,060,094	1,302,351
Product development	303,667	389,577

Total operating expenses	1,400,891	1,694,906

Loss from operations	(1,316,860)	(1,614,815)
Interest expense	191,895	241,106
Interest income	(145)	(4,171)
Other income	(268,754)	—

Net loss	$(1,239,856)	$(1,851,750)

Basic and diluted net loss per share	$(.07)	$(.23)

Weighted average shares used to compute basic and diluted net loss per share	17,636,774	8,033,559

See accompanying notes

Emergisoft Holding, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Three Months Ended March 31
	2003	2002
	(Unaudited)	(Unaudited)
Operating Activities

Net loss	$(1,239,856)	$(1,851,750)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	34,727	22,520
Gain on extinguishment of debt	(268,754)	—
Amortization of debt discount	156,813	203,512
Amortization of deferred compensation	5,624	389,123
Changes in assets and liabilities:
Accounts receivable	81,087	21,928
Prepaid expenses, employee advances and other assets	85,996	12,413
Deferred revenue	245,507	(40,591)
Accounts payable and accrued expenses	(243,822)	122,488

Net cash used in operating activities	(1,142,678)	(1,120,357)
Investing Activity
Purchase of equipment and fixtures	(98,232)	(901)

Cash used in investing activity	(98,232)	(901)
Financing Activities
Repayment of notes payable and line of credit	(472,500)	(62,455)
Purchase of treasury stock	(216,693)	—
Proceeds from issuance of common stock	4,500,000	2,000,000

Net cash provided by financing activities	3,810,807	1,937,545

Net increase in cash and cash equivalents	2,569,897	816,287
Cash and cash equivalents, beginning of period	427,331	661,509

Cash and cash equivalents, end of period	$2,997,228	$1,477,796

Supplemental cash flow information:
Non-cash activities:
Common stock issued in connection with conversion of convertible note	$—	$7,291

See accompanying notes

Emergisoft Holding, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

As of March 31, 2003 (unaudited)

	Shares		Common Stock	Additional Capital	Deferred Compensation	Treasury Stock	Accumulated Deficit	Total
	Common Stock	Treasury Stock

Balance at December 31, 2002	16,579,870	—	$16,580	$25,388,138	$(26,248)	$—	$(26,135,456)	$(756,986)
Common stock issued in private placements	8,437,520	—	8,438	4,491,562	—	—	—	4,500,000
Common stock repurchased from shareholder	—	(541,732)	—	—	—	(216,693)	—	(216,693)
Amortization of deferred compensation	—	—	—	—	5,624	—	—	5,624
Net loss	—	—	—	—	—	—	(1,239,856)	(1,239,856)

Balance at March 31, 2003	25,017,390	(541,732)	$25,018	$29,879,700	$(20,624)	$(216,693)	$(27,375,312)	$2,292,089

See accompanying notes

Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Emergisoft Holding, Inc. and Subsidiaries (the Company) for the three months ended March 31, 2003 and 2002 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2. Liquidity and Capital Resources

We have historically financed our operations primarily through private placements of our common stock and advances from stockholders. At various times since January 1, 2002 through the date of this report, we have issued a total of 18,812,536 common shares in exchange for $9,600,000 in financing provided by Berlwood Five, Ltd (Berlwood).

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

As of May 12, 2003, we had approximately $2,612,000 in cash and cash equivalents.

Other than funding our ongoing operations, including the development of our software products, our primary uses of cash have been to acquire fixed assets and repay our indebtedness. During the first three months of 2003 we acquired fixed assets in the amount of $34,727 and we repaid $472,500 of our indebtedness.

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

At May 12, 2003, we had no material commitments for capital expenditures.

3. Stock-Based Compensation

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (FAS 123), Accounting for Stock-Based Compensation and Statement of Financial Accounting Standards No. 148 (FAS 148), Accounting for Stock-Based-Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123 and continues to apply APB Opinion No. 25 in accounting for its stock-based compensation plans. Under the provision of FAS 123, compensation expense is recognized based on the fair value of option on the grant date.

The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of FAS 123 for the three months ended March 31, 2003 and 2002:

	2003	2002
Net loss, as reported	$(1,239,856)	$(1,851,750)
Plus: Stock-based compensation expense, net of tax, included in net loss, as reported	5,624	389,123
Less: Stock-based compensation expense determined under the fair –value based method, net of tax	(69,606)	(412,898)

Net-loss, pro forma	$(1,303,838)	$(1,875,525)

Basic and diluted loss per share, as reported	$(.07)	$(.23)

Basic and diluted loss per share, pro forma	$(.07)	$(.23)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. Because options vest over a period of several years and additional awards are generally made each year, the pro forma information presented above is not necessarily indicative of the effects on reported or pro forma earnings or losses for future years.

Item 2. Management’s Discussion and Analysis or Plan of Operation

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

We caution investors that forward-looking statements are only predictions, based upon our current expectations about future events. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions that are difficult to predict. Our actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements. Some of the important factors that could cause our results to differ are discussed later in “Risk Factors”. We encourage you to read this section carefully. You should carefully consider those risks, in addition to other information in this report and in our other filings with the SEC, before deciding to invest in our stock or to maintain or change your investment. We caution investors not to rely on these forward-looking statements, which reflect management’s analysis only as of the date of this report. We undertake no obligation to revise or update any forward-looking statement for any reason.

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2003 COMPARED TO

THE QUARTER ENDED MARCH 31, 2002

Revenues

We recognize software license revenues consistent with Financial Accounting Standards Board (FASB) Statement of Position 97-2, SOFTWARE REVENUE RECOGNITION and Staff Accounting Bulletin 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. These statements provide guidance on applying generally accepted accounting principles in recognizing revenue.

During 2002, our revenues were generated by maintenance fees related to our ICUS based product. We replaced the ICUS based product called Emergisoft with a newly developed product called EmergisoftED™ and no longer sell the ICUS based product. As of December 31, 2002, we have sunset the ICUS based product. We are currently installing EmergisoftED™ in our existing client base and marketing it to new customers. In 2003 we expect to generate revenue primarily through the sale and support of EmergisoftED™. There can be no assurances that we will be successful in our efforts to sell EmergisoftED™.

We aggressively market our products through direct sales utilizing our sales staff, advertising campaigns and attendance at tradeshows for emergency department physicians, nurses and hospital information technology professionals.

We have insignificant revenues under contract and no assurances can be given that our revenues will increase to a level that would allow us to achieve profitability.

Revenues for the quarter ended March 31, 2003 were $84,031 compared to $80,091 for the quarter ended March 31, 2002. The increase was primarily due to recognition of $20,000 of license revenue related to the completed installation of EmergisoftED™ at one customer site compared to none in 2002, offset by lower maintenance revenue. Contracted maintenance and support revenue was $63,833 in the first quarter of 2003 compared to $76,921 in the first quarter of 2002. We currently have six clients contracted for installation, support and maintenance of EmergisoftED™. These six clients represent nine hospital locations. We do not recognize license revenue until the installation is complete and customer acceptance has been obtained.

Cost of Revenues

Costs of revenues during the first three months of 2003 were $37,130 compared to $2,978 in the same period of 2002. The increase of $34,152 was due to the recognition of deferred costs related to a completed installation of our system.

In the future, we expect additional costs of revenue related to client support and maintenance agreements as we build a customer base using our products. Most of these costs will be related to increased headcount to staff customer support and technical positions, as well as, installation and training costs related to sales of EmergisoftED™.

General and Administrative Expenses

General and administrative expenses include salaries and benefits, professional services fees, facilities costs, advertising, and other expenses related to operations of our executive, sales and financial functions.

Our general and administrative expenses decreased to $1,060,094 in the first quarter of 2003 from $1,302,351 in the same period of 2002, a decrease of $242,257. The difference is primarily due to decreased stock based compensation expense of $383,499 and a decrease in salary and related expenses of $28,690 offset by an increase in advertising and marketing related expenses of $199,325.

Development Expenses

Development expenses consist of costs primarily related to the development and testing of our core product EmergisoftED™. Development expenses were $303,667 in the first quarter of 2003 compared to $389,577 in the same period of 2002, a decrease of $85,910. The decrease was primarily due to a reduction in outside contractor labor related to development activities in 2002 of $116,398 and slightly lower salary and related expenses of $20,447 offset by expenses incurred for our offsite data center of $28,228 and software maintenance fees for software tools used internally of $9,351.

Legal Proceedings

In December 1999, a stockholder and former officer of Emergisoft filed suit in federal court alleging that we were infringing on a copyright for the ICUS database and tool set that he claimed to own personally. Our previous ICUS-based product offering, now replaced by our EmergisoftED™ product offering, used ICUS, a proprietary database. On January 8, 2001, the court granted our motion for summary judgment, dismissing all of the former officer’s claims. The plaintiff’s final appeal to the United States Fifth Circuit Court of Appeals was denied on March 20, 2003. We believe that this matter is resolved and there will be no further proceedings.

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

As of May 12, 2003, we had approximately $2,612,000 in cash and cash equivalents.

Other than funding our ongoing operations, including the development of our software products, our primary uses of cash have been to acquire fixed assets and repay our indebtedness. During the first three months of 2003 we acquired fixed assets in the amount of $34,727 and we repaid $472,500 of our indebtedness.

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

At May 12, 2003, we had no material commitments for capital expenditures.

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

For our fiscal year ended December 31, 2002, we incurred net losses of $6,036,864. As of March 31, 2003, we had an accumulated deficit of $27,375,312. Management expects these losses to continue in 2003. If our revenues do not increase substantially, we may never become profitable. Even if we do achieve profitability, we may not sustain profitability on a quarterly or annual basis in the future.

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

Item 3. Controls and Procedures

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

PART II. – OTHER INFORMATION

Item 2. Changes in Securities

On March 25, 2003, we issued 5,531,264 shares of common stock in exchange for $2,950,000 in accordance with the November 13, 2002 financing commitment provided by Berlwood.

On March 11, 2003, we issued 281,251 shares of common stock in exchange for $150,000 in accordance with the November 13, 2002 financing commitment provided by Berlwood.

On February 24, 2003, we entered into a Securities Purchase Agreement with four holders of our securities. Under that agreement:

•	We purchased from one holder of our securities, for a total consideration of $105,000; a warrant to purchase common stock that entitled the holder to purchase up to 30,000 shares of our common stock; a warrant to purchase common stock that entitled the holder to purchase up to 23,118 shares of the our common stock; and a note payable representing $150,000 in principal amount of indebtedness, plus accrued and unpaid interest, owed to the holder;

•	We purchased from another holder of our securities, for a total consideration of $420,000: a warrant to purchase common stock that entitled the holder to buy 120,000 shares of our common stock; and a note payable representing $600,000 in principal amount of indebtedness, plus accrued and unpaid interest, owed to the holder; and

•	We purchased 541,732 of our shares of common stock from the other two holders, for a total consideration of $216,693.

To finance the repurchase of these securities under the Securities Purchase Agreement and to obtain additional working capital, we issued 1,875,005 shares of our common stock to Berlwood for $1,000,000, or a per share purchase price of approximately $0.53.

On February 7, 2003, we issued 375,001 shares of our common stock in exchange for $200,000 in accordance with the November 13, 2002 financing commitment provided by Berlwood.

On each of January 27, 2003 and January 29, 2003, we issued 187,500 shares of our common stock in exchange for $100,000 in accordance with the November 13, 2002 financing commitment provided by Berlwood.

The issuances were deemed exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act, as a transaction not involving any public offering.

Item 6. Exhibits and Reports on Form 8-K

(a)	The following exhibits are filed as part of this quarterly report.

Exhibit No.	Sequential Description

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

+10.1	Emergisoft Holding, Inc. 2001 Stock Incentive Plan (filed as Exhibit 10.1 to Emergisoft’s Form 10-KSB filed on April 1, 2002 and incorporated herein by reference).

+10.2	Emergisoft Holding, Inc. 2001 Non-Employee Director Stock Option Plan (filed as Exhibit 10.2 to Emergisoft’s Form 10-KSB filed on April 1, 2002 and incorporated herein by reference).

10.3	Financing Commitment by Berlwood Five, Ltd., dated November 13, 2002 (filed as Exhibit 10.3 to Emergisoft’s Form 10-QSB filed on November 14, 2002 and incorporated herein by reference).

*99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
+	Identifies management contracts and compensatory plans or arrangements

(b)	We filed the following reports on Form 8-K during the fiscal quarter ended March 31, 2003:

On January 8, 2003 we announced that Berlwood Five, Ltd., a current shareholder of ours, made a $5,000,000 financing commitment to us on November 13, 2002. We also announced that Berlwood made a $500,000 advance to us on December 23, 2003 under that financing commitment.

On February 24, 2003 we announced that we entered into a Securities Purchase agreement with four holders of our securities. Under that agreement we purchased a total of 541,732 shares of our stock for a total consideration of $216,693 and, for a total of $525,000, we purchased promissory notes representing $750,000 in principal plus accrued and unpaid interest owed to the holders of the promissory notes and warrants to purchase common stock that entitled the security holders to purchase 173,118 shares of common stock.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Emergisoft Holding, Inc.

Date: May 12, 2003	By:	/s/ Ash Huzenlaub
Ash Huzenlaub Chairman of the Board, President and Chief Executive Officer

	By:	/s/ Ann Crossman
Ann Crossman Controller, Secretary and Treasurer

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

/s/ Ann Crossman

Ann Crossman

Controller, Secretary and Treasurer