Form 10QSB
period 2003-06-30
EMERGISOFT HOLDING INC
filed 2003-08-14
CIK 854776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

Issuer’s telephone number, including area code: (800)-682-7729

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Number of shares outstanding as of August 13, 2003:

Class: Common Stock, par value $.001	Shares outstanding: 24,475,658

Transitional Small Business Disclosure Format

(check one)

Yes  ☐    No  ☒

EMERGISOFT HOLDING, INC. AND SUBSIDIARIES

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

Emergisoft Holding, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2003	December 31, 2002
	(Unaudited)
Assets

Current assets:

Cash and cash equivalents	$1,862,912	$427,331
Trade accounts receivable	130,149	158,579
Prepaid expenses	88,725	103,966
Employee advances	42,260	43,000

Total current assets	2,124,046	732,876

Equipment and fixtures, net	525,735	465,539
Other assets	29,000	35,221

Total assets	$2,678,781	$1,233,636

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$367,878	$539,232
Deferred revenue, net of deferred costs	462,570	106,957
Notes payable	43,132	113,990
Notes payable with Related Parties, net of discounts	715,985	615,221

Total current liabilities	1,589,565	1,375,400

Notes payable with Related Parties – long term, net of discounts	—	615,222

Commitments and contingencies

Stockholders’ equity (deficit):
Common Stock, $.001 par value, 37,500,000 shares authorized, 25,017,390 and 16,579,870 issued and outstanding at June 30, 2003 and December 31, 2002, respectively	25,018	16,580
Additional capital	29,879,700	25,388,138
Deferred compensation	(15,000)	(26,248)
Treasury stock, at cost, 541,732 and 0 shares at June 30, 2003 and December 31, 2002, respectively	(216,693)	—
Accumulated deficit	(28,583,809)	(26,135,456)

Total stockholders’ equity (deficit)	1,089,216	(756,986)

Total liabilities and stockholders’ equity (deficit)	$2,678,781	$1,233,636

See accompanying notes

Emergisoft Holding, Inc. and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$69,066	$78,842	$153,097	$158,933

Cost of revenue	4,730	8,575	41,860	11,553
General and administrative	951,676	1,018,794	2,011,770	2,321,145
Product development	296,189	276,232	599,856	665,809

Total operating expenses	1,252,595	1,303,601	2,653,486	2,998,507

Loss from operations	(1,183,529)	(1,224,759)	(2,500,389)	(2,839,574)
Interest expense	30,766	255,770	222,661	496,876
Interest income	(5,798)	(3,638)	(5,943)	(7,809)
Other income	—	—	(268,754)	—

Net loss	$(1,208,497)	$(1,476,891)	$(2,448,353)	$(3,328,641)

Basic and diluted net loss per share	$(.05)	$(.13)	$(.12)	$(.35)

Weighted average shares used to compute basic and diluted net loss per share	24,475,783	10,975,458	21,056,258	9,504,509

See accompanying notes

Emergisoft Holding, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Six Months Ended June 30
	2003	2002
	(Unaudited)	(Unaudited)
Operating Activities

Net loss	$(2,448,353)	$(3,328,641)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	74,007	45,041
Gain on extinguishment of debt	(268,754)	—
Amortization of debt discount	235,541	409,718
Amortization of deferred compensation	11,248	393,992
Changes in assets and liabilities:
Accounts receivable	28,430	63,476
Prepaid expenses, employee advances and other assets	22,202	(70,528)
Deferred revenue	355,613	(60,223)
Accounts payable and accrued expenses	(171,354)	157,683

Net cash used in operating activities	(2,161,420)	(2,389,482)
Investing Activity
Purchase of equipment and fixtures	(134,203)	(12,784)

Cash used in investing activity	(134,203)	(12,784)
Financing Activities
Repayment of notes payable and line of credit	(552,103)	(134,694)
Purchase of treasury stock	(216,693)	—
Proceeds from issuance of common stock and exercise of options	4,500,000	3,107,291

Net cash provided by financing activities	3,731,204	2,972,597

Net increase in cash and cash equivalents	1,435,581	570,331
Cash and cash equivalents, beginning of period	427,331	661,509

Cash and cash equivalents, end of period	$1,862,912	$1,231,840

Supplemental cash flow information:
Non-cash activities:
Common stock issued in connection with conversion of convertible note	$—	$7,291

See accompanying notes

Emergisoft Holding, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

As of June 30, 2003 Unaudited

	Shares
	Common Stock	Treasury Stock	Common Stock	Additional Capital	Deferred Compensation	Treasury Stock	Accumulated Deficit	Total
Balance at December 31, 2002	16,579,870	—	$16,580	$25,388,138	$(26,248)	$—	$(26,135,456)	$(756,986)
Common stock issued in private placements	8,437,520	—	8,438	4,491,562	—	—	—	4,500,000
Common stock repurchased from shareholder	—	(541,732)	—	—	—	(216,693)	—	(216,693)
Amortization of deferred compensation	—	—	—	—	11,248	—	—	11,248
Net loss	—	—	—	—	—	—	(2,448,353)	(2,448,353)

Balance at June 30, 2003	25,017,390	(541,732)	$25,018	$29,879,700	$(15,000)	$(216,693)	$(28,583,809)	$1,089,216

See accompanying notes

Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Emergisoft Holding, Inc. and Subsidiaries (the Company) for the three and six month periods ended June 30, 2003 and 2002 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2. Liquidity and Capital Resources

We have historically financed our operations primarily through private placements of our common stock and advances from stockholders. At various times since January 1, 2002 through the date of this report, we have issued a total of 18,812,536 common shares in exchange for $9,600,000 in financing provided by Berlwood Five, Ltd (Berlwood). As a result of such common stock purchases and others, Berlwood now owns 95% of the outstanding shares and thereby controls our company. See page 13 – Risk Factors.

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

As of August 13, 2003, we had approximately $1,357,000 in cash and cash equivalents.

Other than funding our ongoing operations, including the development of our software products, our primary uses of cash have been to acquire fixed assets and repay our indebtedness. During the first six months of 2003 we acquired fixed assets in the amount of $134,203 and we repaid $552,103 of our indebtedness.

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

At August 13, 2003, we had no material commitments for capital expenditures.

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

The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of FAS 123 for the three and six month periods ended June 30, 2003 and 2002:

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Net loss, as reported	$(1,208,597)	$(1,476,891)	$(2,448,353)	$(3,328,641)
Plus: Stock-based compensation expense, net of tax, included in net loss, as reported	5,624	4,869	11,248	393,992
Less: Stock-based compensation expense determined under the fair – value based method	(17,694)	(55,022)	(87,300)	(467,920)

Net loss, pro forma	(1,220,667)	$(1,527,044)	$(2,524,405)	$(3,402,569)

Basic and diluted loss per share, as reported	$(.05)	$(.13)	$(.12)	$(.35)

Basic and diluted loss per share, pro forma	$(.05)	$(.14)	$(.12)	$(.36)

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

Emergisoft is a designer and developer of a comprehensive Emergency Department Information System, or EDIS, software applications that allow clinicians to:

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2003 COMPARED TO

THE QUARTER ENDED JUNE 30, 2002

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

Revenues for the quarter ended June 30, 2003 were $69,066 compared to $78,842 for the quarter ended June 30, 2002. The decrease was primarily due to lower maintenance revenue resulting from transitioning one of our existing customers to EmergisoftED™. Contracted maintenance and support revenue was $67,250 in the second quarter of 2003 compared to $76,921 in the second quarter of 2002. We currently have seven clients contracted for installation, support and maintenance of EmergisoftED™. These seven clients represent nine hospital locations.We do not recognize license revenue until the installation is complete and customer acceptance has been obtained.

Cost of Revenues

Costs of revenues during the second quarter of 2003 were $4,730 compared to $8,575 in the same period of 2002.

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

Our general and administrative expenses decreased to $951,676 in the first quarter of 2003 from $1,018,794 in the same period of 2002, a decrease of $67,118. The difference is primarily due to a decrease in legal fees of $152,814 offset by increases in insurance, travel, recruiting fees and sales and marketing expenses.

Development Expenses

Development expenses consist of costs primarily related to the development and testing of our core product EmergisoftED™. Development expenses were $296,189 in the first quarter of 2003 compared to $276,232 in the same period of 2002, a decrease of $19,957. The decrease was primarily due to decreases in consulting and contract labor of $24,431.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO

THE SIX MONTHS ENDED JUNE 30, 2002

Revenues

Revenues for the six months ended June 30, 2003 were $153,097 compared to $158,933 for the six months ended June 30, 2002. Contracted maintenance and support revenues were $131,083 in the first six months of 2003 compared to $153,843 in the first six months of 2002. During the first six months of 2003, we recognized $20,000 in license fee revenue related to the installation of EmergisoftED™ compared to none in the same period of 2002.

Cost of Revenues

Costs of revenues during the six months ended June 30, 2003 were $41,860 compared to $11,553 in the same period of 2002. The increase of $30,307 was due to the recognition of deferred costs related to a completed installation of our system.

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

Our general and administrative expenses decreased to $2,011,770 in the six months ended June 30, 2003 from $2,321,145 in the same period of 2002, a decrease of $309,375. The decrease is primarily due to decreased stock based compensation expense of $382,744 and a decrease in legal fees of $230,577 offset by increases in advertising and marketing $211,757, recruiting fees of $25,829, insurance of $36,210 and travel $9,046.

Development Expenses

Development expenses consist of costs primarily related to the development and testing of our core product EmergisoftED™. Development expenses were $599,856 in the six months ended June 30, 2003 compared to $665,809 in the same period of 2002, a decrease of $65,953. The decrease was primarily due to a reduction in outside contractor labor related to development activities in 2002 of $127,661 and slightly lower salary and related expenses of $27,893 offset by increased expenses incurred for our offsite data center of $53,704 and software maintenance fees for software tools used internally of $26,294.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations primarily through private placements of our common stock and advances from stockholders. At various times since January 1, 2002 through the date of this report, we have issued a total of 18,812,536 common shares in exchange for $9,600,000 in financing provided by Berlwood Five, Ltd (Berlwood). As a result of such common stock purchases and others, Berlwood now owns

95% of the outstanding shares and thereby controls our company. See page 13 – Risk Factors.

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

As of August 13, 2003, we had approximately $1,357,000 in cash and cash equivalents.

Other than funding our ongoing operations, including the development of our software products, our primary uses of cash have been to acquire fixed assets and repay our indebtedness. During the first six months of 2003 we acquired fixed assets in the amount of $134,203 and we repaid $552,103 of our indebtedness.

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

At August 13, 2003, we had no material commitments for capital expenditures.

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

For our fiscal year ended December 31, 2002, we incurred net losses of $6,036,864. As of June 30,

2003, we had an accumulated deficit of $28,583,809. Management expects these losses to continue in 2003. If our revenues do not increase substantially, we may never become profitable. Even if we do achieve profitability, we may not sustain profitability on a quarterly or annual basis in the future.

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

+10.1	Emergisoft Holding, Inc. 2001 Stock Incentive Plan (filed as Exhibit 10.1 to Emergisoft’s Form 10-KSB filed on April 1, 2002 and incorporated herein by reference).

+10.2	Emergisoft Holding, Inc. 2001 Non-Employee Director Stock Option Plan (filed as Exhibit 10.2 to Emergisoft’s Form 10-KSB filed on April 1, 2002 and incorporated herein by reference).

10.3	Financing Commitment by Berlwood Five, Ltd., dated November 13, 2002 (filed as Exhibit 10.3 to Emergisoft’s Form 10-QSB filed on November 14, 2002 and incorporated herein by reference).

*31	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
+	Identifies management contracts and compensatory plans or arrangements

(b) We filed the following reports on Form 8-K during the fiscal quarter ended June 30, 2003:

None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Emergisoft Holding, Inc.

Date: August 13, 2003	By:	/s/ Ash Huzenlaub
Ash Huzenlaub Chairman of the Board, President and Chief Executive Officer

	By:	/s/ Ann Crossman
Ann Crossman Controller, Secretary and Treasurer