Form 10QSB
period 2003-09-30
EMERGISOFT HOLDING INC
filed 2003-11-14
CIK 854776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Number of shares outstanding as of November 13, 2003:

Class: Common Stock, par value $.001	Shares outstanding: 26,350,663

Transitional Small Business Disclosure Format (check one)  Yes  ☐  No  ☒

EMERGISOFT HOLDING, INC. AND SUBSIDIARIES

PART I. – FINANCIAL INFORMATION

Item 1. Financial Statements

Emergisoft Holding, Inc. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2003 (Unaudited)	December 31, 2002
Assets

Current assets:
Cash and cash equivalents	$295,463	$427,331
Investments, at fair value	617,592	—
Trade accounts receivable, net of allowances	45,614	158,579
Prepaid expenses	77,183	103,966
Employee advances	57,418	43,000

Total current assets	1,093,270	732,876

Equipment and fixtures, net	488,759	465,539
Other assets	29,000	35,221

Total assets	$1,611,029	$1,233,636

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$383,230	$539,232
Deferred revenue, net of deferred costs	365,386	106,957
Notes payable	—	113,990
Notes payable with related parties, net of discounts	726,189	615,221

Total current liabilities	1,474,805	1,375,400

Notes payable with related parties – long term, net of discounts	—	615,222

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock, $.001 par value, 37,500,000 shares authorized, 25,017,390 and 16,579,870 issued and outstanding at September 30, 2003 and December 31, 2002, respectively	25,017	16,580
Additional capital	29,879,701	25,388,138
Deferred compensation	(9,358)	(26,248)
Treasury stock, at cost, 541,732 shares at September 30, 2003	(216,693)	—
Accumulated deficit	(29,542,443)	(26,135,456)

Total stockholders’ equity (deficit)	136,224	(756,986)

Total liabilities and stockholders’ equity (deficit)	$1,611,029	$1,233,636

See accompanying notes to condensed consolidated financial statements

Emergisoft Holding, Inc. and Subsidiaries

Consolidated Statements of Operations

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$406,475	$80,254	$559,572	$239,187

Cost of revenue	69,758	3,368	111,618	14,921
General and administrative	942,554	846,262	2,954,324	3,167,407
Product development	320,530	375,353	920,386	1,041,162

Total operating expenses	1,332,842	1,224,983	3,986,328	4,223,490

Loss from operations	(926,367)	(1,144,729)	(3,426,756)	(3,984,303)
Interest and other expense	(38,686)	(250,741)	(261,347)	(747,617)
Interest income	6,419	750	12,362	8,558

Other income – gain from extinguishment of debt	—	—	268,754	—

Net loss	$(958,634)	$(1,394,720)	$(3,406,987)	$(4,723,362)

Basic and diluted net loss per share	$(.04)	$(.11)	$(.15)	$(.44)

Weighted average shares used to compute basic and diluted net loss per share	24,475,658	13,054,044	22,350,372	10,687,687

Options and warrants to purchase 1,745,736 shares of the Company’s common stock were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2003, because the effect of their inclusion would be antidilutive.

Options and warrants to purchase 1,685,736 shares of the Company’s common stock were excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2002, because the effect of the inclusion would be antidilutive.

See accompanying notes to condensed consolidated financial statements

Emergisoft Holding, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Nine Months Ended September 30
	2003	2002
	(Unaudited)	(Unaudited)
Operating Activities
Net loss	$(3,406,987)	$(4,723,362)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	113,781	68,866
Gain on extinguishment of debt	(268,754)	—
Amortization of debt discount	245,747	616,380
Amortization of deferred compensation	16,890	398,155
Realized loss on investments	7,043	—
Changes in assets and liabilities:
Accounts receivable	112,965	38,629
Prepaid expenses, employee advances and other assets	18,586	(88,110)
Deferred revenue, net of deferred costs	258,429	(29,325)
Accounts payable and accrued expenses	(156,002)	100,104

Net cash used in operating activities	(3,058,302)	(3,618,663)
Investing Activities
Purchase of mutual fund	(1,500,000)	—
Proceeds from sale of mutual fund	875,365	—
Purchase of equipment and fixtures	(137,001)	(82,808)

Cash used in investing activities	(761,636)	(82,808)
Financing Activities
Repayment of notes payable and line of credit	(595,237)	(196,834)
Purchase of treasury stock	(216,693)	—
Proceeds from issuance of common stock and exercise of options	4,500,000	4,100,000

Net cash provided by financing activities	3,688,070	3,903,166

Net increase (decrease) in cash and cash equivalents	(131,868)	201,695
Cash and cash equivalents, beginning of period	427,331	661,509
Cash and cash equivalents, end of period	$295,463	$863,204

Supplemental cash flow information:

Common stock issued in connection with conversion of convertible note	$—	$7,291

See accompanying notes to condensed consolidated financial statements

Emergisoft Holding, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

As of September 30, 2003 Unaudited

	Shares		Common Stock	Additional Capital	Deferred Compensation	Treasury Stock	Accumulated Deficit	Total
	Common Stock	Treasury Stock
Balance at December 31, 2002	16,579,870	—	$16,580	$25,388,138	$(26,248)	$—	$(26,135,456)	$(756,986)
Common stock issued in private placements	8,437,520	—	8,437	4,491,563	—	—	—	4,500,000
Common stock repurchased from stockholder	—	(541,732)	—	—	—	(216,693)	—	(216,693)
Amortization of deferred compensation	—	—	—	—	16,890	—	—	16,890
Net loss	—	—	—	—	—	—	(3,406,987)	(3,406,987)

Balance at September 30, 2003	25,017,390	(541,732)	$25,017	$29,879,701	$(9,358)	$(216,693)	$(29,542,443)	$136,224

See accompanying notes to condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Emergisoft Holding, Inc. and Subsidiaries (the Company) for the three and nine month periods ended September 30, 2003 and 2002 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

2. Recent Accounting Pronouncements

The Financial Accounting Standard Board’s (“FASB”) Emerging Issues Task Force (“EITF”) reached a consensus on Issue 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, in November 2002, subject to finalization of the pronouncement’s scope which occurred in May 2003. EITF 00-21 governs how to identify whether goods or services or both that are to be delivered separately in a bundled sales arrangement should be accounted for separately. EITF 00-21 also limits the recognition of revenue in excess of amounts billed (e.g. unbilled revenue) to the amount that would be received if the client contract was terminated for any reason. The provisions of EITF 00-21 must be applied to new contracts signed on or after July 1, 2003, or a company may elect to adopt its provisions on a cumulative basis effective January 1, 2003. The Company does not believe that the issuance of EITF 00-21 will have a material effect on its financial statements.

3. Liquidity and Capital Resources

The Company has historically financed its operations primarily through private placements of its common stock and advances from stockholders. At various times since January 1, 2002 through September 30, 2003, the Company has issued a total of 18,812,536 common shares in exchange for $9,600,000 in financing provided by Berlwood Five, Ltd (Berlwood). As a result of such common stock purchases and others, Berlwood now owns 95% of the outstanding shares and thereby controls the Company.

In 2001, lines of credit totaling $1,500,000 were made available to the Company by two of its stockholders. Throughout 2001, the Company requested and received advances totaling $1,500,000 against the lines of credit. In connection with these advances, warrants were issued allowing the stockholders to purchase in total 300,000 shares of the Company’s common stock at prices ranging from $15 to $30 per share. These warrants terminate on dates ranging from April 30, 2006 to August 3, 2011. The warrants contain a cashless exercise feature and the warrant holders have registration rights. Under the terms of the promissory notes, all outstanding principal and interest was originally due on April 30, 2002. On October 24, 2001, the two stockholders agreed to extend the maturity on the $1,500,000 indebtedness one year to April 30, 2003. In consideration for the extension, the Company reduced the exercise price per share on the warrants issued in connection with the advances from a weighted average exercise price of $18.00 to $0.534. On February 28, 2003, $750,000 of the indebtedness, warrants covering 173,118 shares, and 541,732 shares of our common stock, were repurchased by the Company for a total of $741,693 in accordance with a Securities Purchase Agreement approved by the Company’s Board of Directors. As a result of the extinguishment of the debt related to the Securities Purchase Agreement, the Company recognized other income of $268,754. On March 19, 2003, the maturity on the remaining $750,000 indebtedness was extended to April 30, 2004.

On November 6, 2003 Berlwood committed to provide additional financing to the Company of up to $1,000,000. The Company drew against this commitment in full on November 12, 2003 and issued 1,875,005 shares of the Company’s stock to Berlwood at a price per share of $0.533332.

Other than funding the Company’s ongoing operations, including the development of its software products, the Company’s primary uses of cash have been to acquire fixed assets and repay its indebtedness. During the first nine months of 2003 the Company acquired fixed assets in the amount of $137,001 and the Company repaid $595,237 of its indebtedness.

The Company utilizes significant capital to design, develop and commercialize its products. During 2003, the Company may need additional capital to further develop or enhance its current planned product offerings, introduce new products and services, and to address unanticipated competitive threats, technical problems, economic conditions or for other requirements. In addition, the Company may enter into discussions to merge with or acquire other companies. Additional financing, if any, may include the issuance of convertible debt, convertible preferred stock, common stock or other equity securities in exchange for a cash investment in the Company. There can be no assurance that any such additional financing will be available to the Company on acceptable terms, or at all. Additional equity financing may involve substantial dilution to the Company’s then existing stockholders. In the event the Company is unable to raise additional capital, it may be required to substantially reduce or curtail its activities.

4. Stock-Based Compensation

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (FAS 123), Accounting for Stock-Based Compensation and Statement of Financial Accounting Standards No. 148 (FAS 148), Accounting for Stock-Based-Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123 and continues to apply APB Opinion No. 25 in accounting for its stock-based compensation plans. Under the provision of FAS 123, compensation expense is recognized based on the fair value of options on the grant date.

The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of FAS 123 for the three and nine month periods ended September 30, 2003 and 2002:

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Net loss, as reported	$(958,634)	$(1,394,720)	$(3,406,987)	$(4,723,362)

Plus: Stock-based compensation expense, net of tax, included in net loss, as reported	5,642	4,869	16,890	398,156

Less: Stock-based compensation expense determined under the fair – value based method	(40,560)	(40,280)	(94,680)	(87,590)

Net loss, pro forma	(993,552)	$(1,430,131)	$(3,484,777)	$(4,412,796)

Basic and diluted loss per share, as reported	$(.04)	$(.11)	$(.15)	$(.44)

Basic and diluted loss per share, pro forma	$(.04)	$(.11)	$(.16)	$(.41)

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

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2003

COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2002

Revenues

We recognize software license revenues consistent with Financial Accounting Standards Board (FASB) Statement of Position 97-2, Software Revenue Recognition and Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements. These statements provide guidance on applying generally accepted accounting principles in recognizing revenue.

During 2002, our revenues were generated by maintenance fees related to our ICUS based product. We replaced the ICUS based product called Emergisoft with a newly developed product called EmergisoftED™ and no longer sell the ICUS based product. As of December 31, 2002, we ceased to support (sunset) the ICUS based product. We are currently installing EmergisoftED™ in our existing client base and marketing it to new customers. In 2003 we have generated revenue primarily through the sale and support of EmergisoftED™. There can be no assurances that we will be successful in our efforts to sell EmergisoftED™.

We aggressively market our products through direct sales utilizing our sales staff, advertising campaigns and attendance at tradeshows for emergency department physicians, nurses and hospital information technology professionals.

We currently have insignificant revenues under contract and no assurances can be given that our revenues will increase to a level that would allow us to achieve profitability. We do not recognize license revenue until the installation is complete and customer acceptance has been obtained.

Revenues for the quarter ended September 30, 2003 were $406,475 compared to $80,254 for the quarter ended September 30, 2002, an increase of $326,221 or 406%. The increase was primarily due to increased license revenue resulting from recognition of a completed installation of EmergisoftED™. Contracted maintenance and support revenue was $95,833 in the third quarter of 2003 compared to $76,921 in the third quarter of 2002 due to an increased number of hospitals contracted for maintenance and support.

We currently have eight clients contracted for installation, support and maintenance of EmergisoftED™. These eight clients represent eleven hospital locations.

Cost of Revenues

Costs of revenues during the third quarter of 2003 were $69,758 compared to $3,368 in the same period of 2002. The increase of $66,390 is due to recognition of deferred costs associated with the installation of EmergisoftED™ in a client hospital.

General and Administrative Expenses

General and administrative expenses include salaries and benefits, professional services fees, facilities costs, advertising, and other expenses related to operations of our executive, sales and financial functions.

Our general and administrative expenses increased to $942,554 in the third quarter of 2003 from $846,262 in the same period of 2002, an increase of $96,292. The difference is primarily due to increases in of advertising and marketing costs of $30,504 and an increase of $57,354 in tradeshow expenses which include items such as booth space rentals, shipping costs and travel for Emergisoft personnel attending the tradeshows.

Development Expenses

Development expenses consist of costs primarily related to the development and testing of our core product EmergisoftED™. Development expenses were $320,530 in the third quarter of 2003 compared to $375,353 in the same period of 2002, a decrease of $54,823. The decrease was primarily due to a $64,142 decrease in consulting expense. Consulting expenses have been reduced due to our efforts to utilize our own software engineers for testing and enhancing EmergisoftED™.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002

Revenues

Revenues for the nine months ended September 30, 2003 were $559,572 compared to $239,187 for the nine months ended September 30, 2002, an increase of $320,385 or 133%. Contracted maintenance and support revenues were $226,916 in the first nine months of 2003 compared to $230,764 in the first nine months of 2002. During the first nine months of 2003, we have recognized $325,000 in license fee revenue related to the installation of EmergisoftED™ compared to none in the same period of 2002.

Cost of Revenues

Costs of revenues during the nine months ended September 30, 2003 were $111,618 compared to $14,921 in the same period of 2002. The increase of $96,697 was due to the recognition of deferred costs related to two completed installations of our system during 2003.

In the future, sales of additional systems will increase the costs of revenue related to client support and maintenance agreements as we build a customer base using our products. Most of these costs will be related to increased headcount to staff customer support and technical positions, as well as installation and training costs related to sales of EmergisoftED™.

General and Administrative Expenses

General and administrative expenses include salaries and benefits, professional services fees, facilities costs, advertising, and other expenses related to operations of our executive, sales and financial functions.

Our general and administrative expenses decreased to $2,954,324 in the nine months ended September 30, 2003 from $3,167,407 in the same period of 2002, a decrease of $213,087. The decrease is primarily due to decreased stock based compensation expense offset by increases in all areas of the selling and marketing area including tradeshows, advertising in print publications, printing costs, salary expense and sales travel expense.

Development Expenses

Development expenses consist of costs primarily related to the development and testing of our core product EmergisoftED™. Development expenses were $920,386 in the nine months ended September 30, 2003 compared to $1,041,162 in the same period of 2002, a decrease of $120,776. The decrease was primarily due to a reduction of $197,746 in outside contractor labor and consulting that was related to product development activities in 2002. We now utilize our own employees for software engineering and do not use outside contractors or consultants on a regular basis. The decrease in contract labor and consulting was offset by increased expenses of $53,693 incurred to lease space at an offsite data center.

Other Income

Other income in 2003 of $268,754 is a result of the extinguishment of related party debt during the first quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations primarily through private placements of our common stock and advances from stockholders. At various times since January 1, 2002 through September 30, 2003, we have issued a total of 18,812,536 common shares in exchange for $9,600,000 in financing provided by Berlwood Five, Ltd (Berlwood). As a result of such common stock purchases and others, Berlwood now owns 95% of the outstanding shares and thereby controls our Company. See “Risk Factors”.

In 2001, lines of credit totaling $1,500,000 were made available to us by two of our stockholders. Throughout 2001, we requested and received advances totaling $1,500,000 against the lines of credit. In connection with these advances, warrants were issued allowing the stockholders to purchase in total 300,000 shares of our common stock at prices ranging from $15 to $30 per share. These warrants terminate on dates ranging from April 30, 2006 to August 3, 2011. The warrants contain a cashless exercise feature and the warrant holders have registration rights. Under the terms of the promissory notes, all outstanding principal and interest was originally due on April 30, 2002. On October 24, 2001, the two stockholders agreed to extend the maturity on the $1,500,000 indebtedness one year to April 30, 2003. In consideration for the extension, we reduced the exercise price per share on the warrants issued in connection with the advances from a weighted average exercise price of $18.00 to $0.534. On February 28, 2003, $750,000 of the indebtedness, warrants covering 173,118 shares, and 541,732 shares of our common stock, were repurchased by us for a total of $741,693 in accordance with a Securities Purchase Agreement approved by our Board of Directors. As a result of the extinguishment of the debt related to the Securities Purchase Agreement, we recognized other income of $268,754. On March 19, 2003, the maturity on the remaining $750,000 indebtedness was extended to April 30, 2004.

On November 6, 2003 Berlwood committed to provide additional financing to us of up to $1,000,000. We drew against this commitment in full on November 12, 2003 and issued 1,875,005 shares of our common stock to Berlwood at a price per share of $0.533332.

On November 13, 2002 Berlwood committed to provide additional financing to us of up to $5,000,000. As of March 25, 2003, Berlwood had provided the entire commitment to us.

As of November 13, 2003, we had approximately $1,420,000 in cash and cash equivalents.

Other than funding our ongoing operations, including the development of our software products, our primary uses of cash have been to acquire fixed assets and repay our indebtedness. During the first nine months of 2003 we acquired fixed assets in the amount of $137,001 and we repaid $595,237 of our indebtedness.

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

At November 13, 2003, we had no material commitments for capital expenditures.

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

For our fiscal year ended December 31, 2002, we incurred net losses of $6,036,864. As of September 30, 2003, we had an accumulated deficit of $29,542,443. Management expects these losses to continue in 2003. If our revenues do not increase substantially, we may never become profitable. Even if we do achieve profitability, we may not sustain profitability on a quarterly or annual basis in the future.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) at September 30, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Director of Finance, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. However, due to the limited size of the Company’s staff, there is inherently a lack of segregation of duties related to the authorization, recording, processing and reporting of transactions. We periodically assess the cost versus benefit of adding the resources that would remedy this situation and currently, with the concurrence of the board of directors, do not consider the benefits to outweigh the costs of adding additional staff in light of the limited number of transactions related to the Company’s operations.

There were no significant changes in our internal controls or in other factors that could significantly affect these disclosure controls and procedures subsequent to the date of the evaluations.

PART II. – OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

Our annual meeting of the stockholders was held on August 8, 2003. The number of shares outstanding on the record date of the meeting and the number of shares represented in person or by proxy at the meeting were as follows:

Class of Stock	Shares Outstanding	Number of Shares Present
Common	24,475,658	23,801,087

At the meeting, Mr. Ash R. Huzenlaub, Mr. Jason Sear, Mr. Jeff McCurdy, Mr. Jim Ross and Mr. Christopher Assif were elected directors to serve until the next annual meeting of our stockholders. Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities and Exchange Act of 1934, as amended, and there was not solicitation in opposition to the management’s nominees as listed in the proxy statement.

Also during the meeting, ratification of the appointment by the board of directors of our independent public accountants for the fiscal year ending December 31, 2003 was received from our stockholders; and an increase in the number of shares reserved under our 2001 Stock Incentive Plan was adopted and approved by our stockholders. All shares represented at the meeting were voted in favor of the ratification of the independent public accountants, with the exception of 1,006 votes against, and 239 abstentions. All shares were voted in favor of increasing the number of shares reserved under our 2001 Stock Incentive Plan, with the exception of 21,496 votes against, and 17,034 abstentions.

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

+10.1	Emergisoft Holding, Inc. 2001 Stock Incentive Plan (filed as Exhibit 10.1 to Emergisoft’s Form 10-KSB filed on April 1, 2002 and incorporated herein by reference).

+10.2	Emergisoft Holding, Inc. 2001 Non-Employee Director Stock Option Plan (filed as Exhibit 10.2 to Emergisoft’s Form 10-KSB filed on April 1, 2002 and incorporated herein by reference).

10.3	Financing Commitment by Berlwood Five, Ltd., dated November 13, 2002 (filed as Exhibit 10.3 to Emergisoft’s Form 10-QSB filed on November 14, 2002 and incorporated herein by reference).

*10.4	Financing Commitment by Berlwood Five, Ltd., dated November 11, 2003

*31.1	Chief ExecutiveOfficer’sCertification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*31.2	Director of Finance’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-OxleyAct of 2002

*32.1	Chief Executive Officer’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Director of Finance’s Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
+	Identifies management contracts and compensatory plans or arrangements

(b) We filed the following reports on Form 8-K during the fiscal quarter ended September 30, 2003:

On August 22, 2003 we announced that Ernst & Young LLP resigned as our principal independent accountant.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Emergisoft Holding, Inc.

Date: November 13, 2003	By:	/s/ Ash Huzenlaub
Ash Huzenlaub
Chairman of the Board, President
and Chief Executive Officer

	By:	/s/ Ann Crossman
Ann Crossman
Director of Finance
Secretary and Treasurer